Form 10QSB
period 1999-03-31
HAMILTON MCGREGOR INTERNATIONAL INC
filed 1999-05-27
CIK 1082253

FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


(Mark One)

     (X) Quarterly report pursuant to section 13 or 15(d) of the SECURITIES AND EXCHANGE ACT OF 1934
          For the Quarterly period ended March 31, 1999



     ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 for the transition
          period from         to


Commission File No. 0-25619


                     HAMILTON-McGREGOR INTERNATIONAL, INC.
------------------------------------------------------------------------------
                (Name of Small Business Issuer in its Charter)


New York,  U.S.A.                                                    11-3280448
(State or other Jurisdiction                                      (IRS Employer
of Incorporation or Organization)                           Identification No.)


1719 Route 10 W, Suite 119, Parsippany, New Jersey                        07054
(Address of Principal Executive Offices)                             (Zip Code)


Issuer's Telephone Number                                        (973) 292-2833



Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes X   No


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of Securities under a plan confirmed by court.

            Yes X   No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date:

            4,977,505 shares as of March 31, 1999.

                     HAMILTON-McGREGOR INTERNATIONAL, INC.
                Form 1O-Q for the quarter ended March 31, 1999


             TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT


Part I.   Financial Information

Item 1.   Financial Statements (unaudited):                            Page

          Balance Sheet as of March 31, 1999 and
          June 30, 1998 and 1997                                        4

          Statements of Operations for the nine months ended
          March 31, 1999 and the years ended June 30, 1998 and 1997     6

          Statements of Cash Flows for the nine months ended
          March 31, 1999 and the years ended June 30, 1998 and 1997     8

          Notes to the Financial Statements                            10


Part II.  Other Information

          Item 1.   Legal Proceedings                                  16

          Item 2.   Changes in Securities                              17

          Item 3.   Defaults upon Senior Securities                    17

          Item 4.   Submission of Matters to a Vote of Security        17
                    holders

          Item 5.   Other Information                                  17

          Item 6.   Exhibits and reports on form 8-K                   17

          SIGNATURES                                                   17

                        PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                                 HAMILTON-McGREGOR INTERNATIONAL, INC.
                                             Balance Sheet
                                              (Unaudited)



                          HAMILTON-MCGREGOR INTERNATIONAL INC. AND SUBSIDIARY

                                      CONSOLIDATED BALANCE SHEETS

                                             March 31,             June 30,
                                          -------------- ------------- -------------
                                               1999           1998         1997
                                          -------------- ------------- -------------
                                           (unaudited)

ASSETS

Current Assets:
  Cash and cash equivalents               $    12,292    $    21,102    $   544,567
  Contracts receivable, less allowance
    for doubtful accounts of $40,000
    and $30,000, respectively                 737,347      1,186,610        967,419
  Other receivables                            46,993           -              -
  Costs and estimated earnings in excess of
    billings on uncompleted contracts          35,730         96,582         31,999
  Current prepaid incentive compensation         -              -            20,100
  Prepaid expenses and other current assets       774          2,648         13,070
  Current deferred tax assets                  22,568         22,568         27,633
  Deferred financing costs                    187,111         65,000         61,007
  Other current assets                         45,000         55,450           -
                                          -------------- ------------- -------------

       Total current assets                 1,087,815      1,449,960      1,665,794
                                          -------------- ------------- -------------


Furniture, fixtures, equipment and leasehold
  improvements (net of accumulated
  depreciation of $150,190, $133,604 and
  $181,123, respectively)                      57,946         84,089        120,306

Prepaid incentive compensation                   -              -           125,625

Deferred tax assets                              -              -           250,410
Other assets                                    5,000          3,188          3,284
                                          -------------- ------------- -------------

       TOTAL ASSETS                       $ 1,150,761    $ 1,537,237    $ 2,165,419
                                          ============== ============= =============

LIABILITIES & STOCKHOLDERS' (DEFICIENCY)

Current Liabilities:
  Short-term borrowings                   $      -       $      -       $   200,000
  Current portion of note payable -
       acquisition                             83,333         72,222           -
  Current maturities of long-term debt          8,072         10,632         12,237
  Accounts payable and accrued expenses       915,317        671,998      1,095,179
  Billings in excess of costs and estimated
       earnings on uncompleted contracts      298,898        812,207        491,631
  Due to related party                           -              -              -
  Current deferred tax liabilities            220,544           -             6,030
                                          -------------- ------------- -------------

       Total current liabilities            1,517,164      1,567,059      1,805,077

  Note payable - acquisition, net of
       current portion                         58,334         91,667      1,000,000
  Note payable - related party                171,000        101,000           -
  Long-term debt                               59,111         15,611         23,695
  Non-current deferred tax liabilities         70,265           -            37,688

  COMMITMENTS AND CONTINGENCIES                  -              -              -
                                          -------------- ------------- -------------
       TOTAL LIABILITIES                    1,875,874      1,775,337      2,866,460
                                          -------------- ------------- -------------

Stockholders' (deficiency)
  Common stock, $.0001 par value,
  15,000,000 shares authorized,
  4,977,505 shares issued and outstanding         498            498            498
  Retained (deficit)                          (10,704)      (238,598)      (701,539)
                                          -------------- ------------- -------------

       TOTAL STOCKHOLDERS' (DEFICIENCY)       (10,206)      (238,100)      (701,041)
                                          -------------- ------------- -------------

       TOTAL LIABILITIES AND
       STOCKHOLDERS' (DEFICIENCY)         $ 1,865,668    $ 1,537,237    $ 2,165,419
                                          ============== ============= =============

                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                              For the               For the
                                         Nine Months Ended        Years Ended
                                              March 31,             June 30,
                                           -------------- ------------- -------------
                                               1999            1998         1997
                                           -------------- ------------- -------------
                                            (unaudited)

Contract revenues                           $ 5,337,711    $ 5,633,716    $ 7,389,279
Costs of revenues earned                      4,309,164      4,388,829      5,860,886
                                            -------------- ------------- -------------

     Gross profit                             1,028,547      1,244,887      1,528,393


Selling, general and administrative expenses
  (includes depreciation and amortization
  expense of $16,584, $34,720 and $36,131,
  respectively)                                 998,330      1,348,880      1,540,129
                                            -------------- ------------- -------------

  Income (loss) from operations                  30,217       (103,993)       (11,736)
                                            -------------- ------------- -------------

Other income (expense)
  Interest income                                 4,106           -               321
  Interest expense                              (36,732)         6,139       (107,226)
                                            -------------- ------------- -------------

  Income (loss) before provision for
    (recovery of) income taxes and
    extraordinary item                           (2,409)       (97,854)      (118,641)

Provision for (recovery of) income taxes           -           (72,250)      (144,950)
                                            -------------- ------------- -------------

  Income (loss) before extraordinary item        (2,409)       (25,604)        26,309

  Extraordinary item:
    Gain from extinguishment of debt (net
    of income tax recovery of $284,107)            -           488,543           -
                                            -------------- ------------- -------------

  Net income (loss)                         $    (2,409)   $   462,939    $    26,309
                                            ============== ============= =============

Weighted average number of shares of
  common stock outstanding                    5,586,905      4,977,505      4,977,505
                                            ============== ============= =============

  Basic income (loss) per share             $    Nil       $      0.09    $    Nil



                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     1999            1998         1997
                                                 -------------- ------------- -------------
                                                  (unaudited)

Net income (loss)                                $    (2,409)   $   462,939    $    26,309
Adjustments to reconcile excess of revenue
  over expenses to net cash provided by
  (used in) operating activities:
     Depreciation and amortization                    26,042         34,720         36,131
     Provision for doubtful accounts                  20,000         20,000           -
     Deferred income taxes                              -           (72,250)      (144,950)
     (Income) loss on investment in
       limited partnership                            (1,709)            96            182
     Changes in operating assets and
       liabilities:
         Contracts receivable                        429,263       (239,191)      (326,946)
         Other receivable                            (46,993)          -              -
         Costs and estimated earnings in excess
           of billings on uncompleted contracts       60,852        (64,583)       (11,536)
         Prepaid expenses and other current
           assets                                     12,324        100,697         29,928
         Deferred financing costs                   (122,111)        (3,993)       (61,007)
         Accounts payable and accrued expenses       144,666       (423,182)       473,381
         Billings in excess of costs and
           estimated earnings on uncompleted
           contracts                                (597,021)       320,576        186,416
         Gain from extinguishment of debt               -          (463,543)          -
                                                 -------------- ------------- -------------
  Net cash provided by (used in)
    operating activities                             (77,096)      (327,714)       207,909
                                                 -------------- ------------- -------------
Acquisition of furniture, fixtures and equipment        -              -           (42,536)
Business acquisition                                    -              -              -
Security deposits                                       -              -              -
                                                 -------------- ------------- -------------
  Net cash provided by (used in)
    investing activities                                -              -           (42,536)
                                                 -------------- ------------- -------------
Loan from affiliate                                     -              -              -
Repayment of note payable - acquisition              (44,444)       (62,064)          -
Proceeds from note payable - related party            74,309        200,000           -
Proceeds from long-term debt                          50,000           -              -
Repayment of long-term debt                          (11,577)      (133,689)        14,481
Proceeds from line of credit                            -              -           200,000
Repayment of line of credit                             -          (200,000)          -
Issuance of common stock, net                           -              -              -
                                                 -------------- ------------- -------------
  Net cash provided by financing
    activities                                        68,288       (195,753)       214,481
                                                 -------------- ------------- -------------
Net increase (decrease) in cash and cash
  equivalents                                         (8,808)      (523,467)       379,854
Cash and cash equivalents at beginning of year        21,100        544,567        164,713
                                                 -------------- ------------- -------------
Cash and cash equivalents at end of year         $    12,292    $    21,100    $   544,567
                                                 ============== ============= =============


  See Independent Auditors' Report and Notes to Consolidated
  Financial Statements.


              HAMILTON MCGREGOR INTERNATIONAL INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   March 31, 1999 and June 30, 1998 and 1997


1 -  Business

The Company's business is the construction of state-of-the-art imaging centers and other medical facilities. The Company offers a full range of services, including turnkey design and construction services, site analysis, architectural engineering, and on-site project management.


2 -  Summary of Significant Accounting Policies

     Principles of consolidation

The consolidated financial statements include the accounts of Hamilton-McGregor International Inc. ("Hamilton") and its wholly-owned subsidiary, Prime Contracting Corporation ("Prime"), collectively the "Company". Hamilton was incorporated in the State of New York on August 17, 1995. Prime was incorporated in the State of New Jersey on June 16, 1978. Hamilton acquired all of the outstanding capital stock (forty-five and one-half [45.5] shares no par value common stock) of Prime in December 1995. The Company accounted for the acquisition of Prime in a manner similar to a pooling of interests due to the stockholders' common control of both Hamilton and a related entity.

     Cash equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Contract receivables

Amounts recorded as contract receivables represent amounts receivable form completed construction contracts, whether billed or unbilled.

     Furniture, fixtures, equipment and leasehold improvements

Property and equipment are stated at cost and are depreciated by an accelerated method over the estimated useful lives. Leasehold improvements are amortized over the life of the lease or the economic useful lives of the improvements, whichever is shorter. Betterments and large renewals which extend the life of the asset are capitalized whereas maintenance and repairs and small renewals are expensed as incurred.

     Deferred offering costs

All deferred offering cost incurred by the Company in conjunction with the proposed initial public offering (IPO) will be charged to additional paid-in capital upon the completion of the offering, if successful, or charged to operations if abandoned.

     Basis of Accounting

The Company's financial statements have been prepared on the accrual basis of accounting and, accordingly, reflect all significant receivables, payables and other liabilities.


2 -  Summary of Significant Accounting Policies (Continued)

     Revenue and cost recognition

Revenues are recognized on the percentage-of-completion method and are measured by costs incurred to date as compared to estimated total costs for each contract. Costs and amounts earned on specific jobs in excess of billings are treated as a current asset. Billings in excess of costs and estimated earnings are treated as a current liability.

Cost and profit estimates are reviewed periodically as work progresses and adjustments, if needed, are reflected in the period in which the estimates are revised. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses become known and are estimable. Change-orders which may result in revisions to costs and income are recognized in the period in which the revisions are approved. Expenses from contract claim settlements are recognized in the period awarded.

Contracts costs included all direct material and labor costs, as well as subcontractor costs, and those indirect costs related to contract performance, such as indirect labor and supplies and overhead costs. Selling, general and administrative costs are charged to expense as incurred.

     Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     Income taxes

The Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", for financial statement reporting purposes, which requires the asset and liability method of accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities and the effect of future tax planning strategies to reduce any deferred tax liability.

     Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, contracts receivables, accounts payable and short-term debt approximate fair value due to the short maturity of the instruments and the provision for what management believes to be adequate reserves for potential losses. It was not practicable to estimate the fair value of long-term debt because quoted market prices do not exist and an estimate could not be made through other means without incurring excessive costs.

     Earnings (loss) per share

Earnings (loss) per share have been computed by dividing the net income (loss) by the weighted average number of common stock shares outstanding.


3 -  Private Placement Offering

In August 1995, the Board of Directors of the Company passed a resolution authorizing the management of the Company to initiate steps for a private placement of the Company's securities in order to raise capital. Management was granted authority to prepare a Private Placement Memorandum pursuant to Regulation Rules governing the Limited Offer and Sale of Securities Without Registration Under the securities Act of 1933 (as amended) and to register the securities in any state jurisdiction that management felt was required and appropriate. The private offering called for the Company to offer for sale up to 500,000 shares of the Company's common stock (the "shares") at $6.00 per share. The offering closed on March 29, 1996 with the sale of 80,834 shares of the Company's $0.0001 par value common stock at the offering price of $6.00 per share that raised an aggregate of $341,811, net of expenses of $143,189, for the Company.


4 -  Contracts Receivable

     Contracts receivable from long-term construction contracts and programs are as follows:

                        March 31,              June 30,
                     -------------- -------------- -------------
                          1999           1998           1997
                     -------------- -------------- -------------

    Billed           $  712,777     $1,099,444     $  910,230
    Unbilled             24,570         87,166         57,189
                     ----------     ----------     ----------
    Total               737,347      1,186,610        967,419


Unbilled receivables represent amounts for which billings have not yet been presented to customers at the balance sheet date. These amounts are billed and generally collected within one year. Amounts due upon completion of contracts are retained by customers until work is completed and customer acceptance is obtained. Retainage amounts at March 31, 1999, June 30, 1998 and 1997 are not significant.


5 -  Furniture, Fixtures, Equipment and Leasehold Improvements

Furniture, fixture, equipment and leasehold improvements consist of the following:


                       Estimated       March 31,              June 30,
                      Useful Life-  -------------- -------------- -------------
                         Years           1999           1998           1997
                     -------------- -------------- -------------- -------------

Office Equipment           5        $   24,479     $   24,479     $   54,877
Machinery and Equipment    5              -              -             9,484
Vehicles                   5           142,257        142,257        186,210
Leasehold Improvements    20            50,858         50,858         50,858
                                    ----------     ----------     ----------

    Total furniture, fixtures,
    equipment and leasehold
    improvements                       217,594        217,594        301,429

Less: Accumulated depreciation        (159,648)      (133,505)      (181,123)
                                    ----------     ----------     ----------
                                    $   57,946     $   84,089     $  120,306


6 -  Investment in Limited Partnership

The Company has an investment in Stamford Towers, Limited Partnership as follows:

                                  March 31,              June 30,
                               -------------- -------------- -------------
                                    1999           1998           1997
                               -------------- -------------- -------------

Limited partnership interest   $    5,000     $    5,000     $    5,000
Aggregate cost                      5,000          5,000          5,000
Aggregate market value              5,000          3,188          3,284
Cash balance                         -              -              -
                               ----------     ----------     ----------
                                    5,000          3,188          3,284


7 -  Short-Term Borrowings

At June 30, 1997, there was $200,000 outstanding on a revolving line of credit with Summit Bank, bearing interest due monthly at the prime rate plus 1%, which matured on December 31, 1997. The line of credit, which was used for short-term working capital, was secured by real property owned by an officer/stockholder and all business assets of the Company, excluding accounts receivable. On January 26, 1998, the loan was refinanced with a long term note payable to NGF Investment Corp., a related party. The note bears interest due monthly at 14.5%, and matures on September 15, 2001


8 -  Long-Term Debt

Long-term debt consists of the following:


                                  March 31,              June 30,
                               -------------- -------------- -------------
                                    1999           1998           1997
                               -------------- -------------- -------------

Notes payable                  $   64,666     $   26,243     $   35,932
Less: Amounts due in one year       8,529         10,632         12,237
                               ----------     ----------     ----------
      Total long term debt     $   56,137     $   15,611     $   23,695


The future principal payments for long-term debt at March 31, 1999 are as follows:


     Year Ending
     June 30,
     -----------
     1999                $     2,059
     2000                     56,494
     2001                      6.882
                              ------
                         $    65,435


9 -  Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and tax basis of assets and liabilities using enacted rated in effect in the years in which the differences are expected to reverse.

The Company has recorded total income tax expenses (credits) of ($99,156) and ($101,689), for the years ended June 30, 1998 and 1997, respectively. The Company has a net operating loss (NOL) carryforward for federal income tax purposes of $525,260 at June 30,1997 available to offset income taxes in future years through 2012.

Components of income (loss) before income taxes (recovery), and net income
(loss) are as follows:


                                                         June 30,
                                              -------------- -------------
                                                   1998           1997
                                              -------------- -------------

Income (loss) before (recovery of)            $  (86,658)    $ (118,641)
     income taxes
Provision for (recovery of) income taxes         (72,250)      (144,950)
                                              ----------     ----------
Net income (loss)
     before extraordinary item                $  (14,408)    $   26,309


Extraordinary item
     Gain from extinguishment of debt (net of
     income tax recovery of $284,107)         $  463,543     $     -
                                              ----------     ----------
Net income (loss)                             $  449,135     $   26,309


The following is a reconciliation of the U.S. federal statutory tax rate and the apparent tax rate:

                                            -------------- -------------
                                                 1998           1997
                                            -------------- -------------
U.S. Federal tax                             34.0%          34.0%
Expense (benefit) from graduated rates       (2.0%)         (2.0%)
State taxes, net of federal tax benefit       6.0%           6.0%
Valuation allowance                           0.0%           0.0%
                                            -------------- -------------
     Effective tax rate                      38.0%          38.0%


10 -      Related Party Transactions

     Operating lease

The Company is obligated under a five year operating lease for a facility located at 681 Chestnut Street, Union, New Jersey 07083. The lease expires October 31, 1999 and calls for a fixed annual rental of $18,000, payment of all real estate taxes and utilities and contains a renewal provision for an additional five-year term. Rent expense for the years ended June 30, 1998 and 1997 was $23,404 and $18,590 respectively.

     Acquisition

In December 1995, Hamilton-McGregor International Inc. acquired one hundred percent (100%) of the outstanding shares (forty-five and one-half [45.5] shares of no par value common stock) of Prime Contracting Corporation ("Prime"), a New Jersey Corporation, from a related entity. Prime is a full service contractor that provides turnkey design and construction services. The terms of the agreement, as modified in March 1996, called for a payment of two hundred thousand ($200,000) and a one million dollar ($1,000,000) note bearing interest at prime plus one percent (1%) and require a principal payment of six hundred thousand dollars ($600,000) on October 27, 1997 and four hundred thousand dollars ($400,000) on April 27, 1998. The extinguishment of Prime's accounts payable to its former parent aggregating approximately $358,000, in conjunction with the modification agreement, has been treated as a contribution to additional paid-in capital. The Company accounted for the business combination in a manner similar to a pooling of interests due to the stockholder's common control of both Hamilton and the related party.

On March 3, 1998 the Company restructured the promissory note payable for the sale of Prime Contracting Corp. as follows: $ 200,000 in cash payable over 36 months, plus interest calculated at prime plus 1% and a 36 month option to purchase 250,000 shares of the related party stock at $ 0.05. The Company recorded a gain from note receivable restructuring in the amount of $488,543, net of income tax recovery of $284,107..


11 - Commitments and Contingencies

     Employment contract

In November 1994, Prime entered into an employment agreement with its president to receive gross revenue bonuses at the end of any of the first five bonus years beginning October 1994. The gross revenue bonus advanced in accordance with the agreement is amortized over the ten year contract term. In addition, a special bonus was paid to the same party, and was amortized over a 12 month period beginning January 1, 1995.

In December 1997, the employment contract was terminated, resulting in a charge to operations in the amount of $145,725 for the balance of prepaid compensation.


12 -      Litigation

In June, 1998, "Hamilton" was named as defendant in an arbitration filed by Stephen Findlay under the Employment Arbitration Rules of the American Arbitration Association. The claim alleges termination of Mr. Findlay without cause and breach of an employment contract. The plaintiff seeks compensatory and punitive damages, costs and legal fees. This matter is in the pleading stage. It is too early at this time to estimate the eventual outcome of this case.

PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

In June, 1998, "Hamilton" was named as defendant in an arbitration filed by Stephen Findlay under the Employment Arbitration Rules of the American Arbitration Association. The claim alleges termination of Mr. Findlay without cause and breach of an employment contract. The plaintiff seeks compensatory and punitive damages, costs and legal fees. This matter is in the pleading stage. It is too early at this time to estimate the eventual outcome of this case.


Item 2.   Changes in Securities

          None.


Item 3.   Defaults Upon Senior Securities

          None.


Item 4.   Submission of Matters to a vote of Security Holders

          None.


Item 5.   Other Information

          None.


Item 6.   Exhibits and Reports on Form 8-K

          Exhibits

          None.

A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company on March 31, 1999 upon receipt from any such person of written request for any such exhibit. Such request should be sent to the Company with the attention directed to the Corporate Secretary.


          Reports on Form 8-K

                    None.



                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     HAMILTON-MCGREGOR INTERNATIONAL, INC.


Date:  May 19, 1999          By:  /s/ Aron Scharf
                             Aron Scharf, President
                             Chairman, Treasurer


Date:  May 19, 1999          By:  /s/ Wayne Miller
                             Wayne Miller, Secretary
                             Director


Date:  May 19, 1999          By:  /s/ Otto Van Eilbergh
                             Otto Van Eilbergh
                             Director