Form 10QSB/A
period 1999-03-31
HAMILTON MCGREGOR INTERNATIONAL INC
filed 1999-05-28
CIK 1082253

FORM 10-QSB/A

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

            5,586,905 shares as of March 31, 1999.

                     HAMILTON-McGREGOR INTERNATIONAL, INC.
              Form 1O-QSB/A for the quarter ended March 31, 1999


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
                                          -------------- ------------- -------------

Stockholders' (deficiency)
  Common stock, $.0001 par value,
  15,000,000 shares authorized,
  5,586,905 shares issued and outstanding         498            498            498
  Retained (deficit)                          (10,704)      (238,598)      (701,539)
                                          -------------- ------------- -------------

       TOTAL STOCKHOLDERS' (DEFICIENCY)       (10,206)      (238,100)      (701,041)
                                          -------------- ------------- -------------

       TOTAL LIABILITIES AND
       STOCKHOLDERS' (DEFICIENCY)         $ 1,865,668    $ 1,537,237    $ 2,165,419
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