Form 10QSB/A
period 1999-03-31
HAMILTON MCGREGOR INTERNATIONAL INC
filed 2000-04-07
CIK 1082253

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
  -------------------------------------------------------------------
            (Name of Small Business Issuer in its Charter)


New York,  U.S.A.                                           11-3280448
(State or other Jurisdiction                             (IRS Employer
of Incorporation or Organization)                  Identification No.)


       1719 Route 10 W, Suite 119, Parsippany, New Jersey 07054
               (Address of Principal Executive Offices)



                            (973) 292-2833
                      (Issuer's Telephone Number)


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

          Statements of Operations for the nine months ended

          March 31, 1999 and the years ended June 30, 1998 and 1997

          Statements of Cash Flows for the nine months ended

          March 31, 1999 and the years ended June 30, 1998 and 1997

          Notes to the Financial Statements

Item 2.   Management's Discussion and Analysis
          or Plan of Operation


Part II.  Other Information

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security holders

Item 5.   Other Information

Item 6.   Exhibits and reports on form 8-K

          SIGNATURES

                    PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                             HAMILTON-McGREGOR INTERNATIONAL, INC.
                                         Balance Sheet
                                          (Unaudited)



                          HAMILTON-MCGREGOR INTERNATIONAL INC. AND SUBSIDIARY

                                      CONSOLIDATED BALANCE SHEETS

                                             March 31,             June 30,
                                          -------------- ------------- -------------
                                               1999           1998         1997
                                          -------------- ------------- -------------
                                           (unaudited)

ASSETS

Current Assets:
  Cash and cash equivalents               $    12,292    $    21,102    $   544,567
  Contracts receivable, less allowance
    for doubtful accounts of $40,000
    and $30,000, respectively                 737,347      1,186,610        967,419
  Other receivables                            46,993           -              -
  Costs and estimated earnings in excess of
    billings on uncompleted contracts          35,730         96,582         31,999
  Current prepaid incentive compensation         -              -            20,100
  Prepaid expenses and other current assets       774          2,648         13,070
  Current deferred tax assets                  22,568         22,568         27,633
  Deferred financing costs                       -              -              -
  Other current assets                         45,000         55,450           -
                                          -------------- ------------- -------------

       Total current assets                   900,704      1,384,960      1,604,787
                                          -------------- ------------- -------------


Furniture, fixtures, equipment and leasehold
  improvements (net of accumulated
  depreciation of $150,190, $133,604 and
  $181,123, respectively)                      57,946         84,089        120,306

Prepaid incentive compensation                   -              -           125,625

Deferred tax assets                              -              -           250,410
Other assets                                    5,000          3,188          3,284
                                          -------------- ------------- -------------

       TOTAL ASSETS                       $   963,650    $ 1,472,237    $ 2,104,412
                                          ============== ============= =============

LIABILITIES & STOCKHOLDERS' (DEFICIENCY)

Current Liabilities:
  Short-term borrowings                   $      -       $      -       $   200,000
  Current portion of note payable -
       acquisition                             66,667         72,222           -
  Current maturities of long-term debt          8,529         10,632         12,237
  Accounts payable and accrued expenses       816,664        671,998      1,095,179
  Billings in excess of costs and estimated
       earnings on uncompleted contracts      215,186        812,207        491,631
  Due to related party                           -              -              -
  Current deferred tax liabilities            220,544           -             6,030
                                          -------------- ------------- -------------

       Total current liabilities            1,107,046      1,567,059      1,805,077

  Note payable - acquisition, net of
       current portion                         52,778         91,667      1,000,000
  Note payable - related party                175,309        101,000           -
  Long-term debt                               56,137         15,611         23,695
  Non-current deferred tax liabilities           -              -            37,688

  COMMITMENTS AND CONTINGENCIES                  -              -              -
                                          -------------- ------------- -------------
       TOTAL LIABILITIES                    1,391,270      1,775,337      2,866,460
                                          -------------- ------------- -------------

Stockholders' (deficiency)
  Common stock, $.0001 par value,
  15,000,000 shares authorized,
  4,977,505 shares issued and outstanding         498            498            498
  Retained (deficit)                         (428,118)      (303,598)      (762,546)
                                          -------------- ------------- -------------

       TOTAL STOCKHOLDERS' (DEFICIENCY)      (427,620)      (303,100)      (762,048)
                                          -------------- ------------- -------------

       TOTAL LIABILITIES AND
       STOCKHOLDERS' (DEFICIENCY)         $   963,650    $ 1,472,237    $ 2,104,412
                                          ============== ============= =============

                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                              For the               For the
                                         Nine Months Ended        Years Ended
                                              March 31,             June 30,
                                           -------------- ------------- -------------
                                               1999            1998         1997
                                           -------------- ------------- -------------
                                            (unaudited)

Contract revenues                           $ 5,337,711    $ 5,633,716    $ 7,389,279
Costs of revenues earned                      4,309,164      4,388,829      5,860,886
                                            -------------- ------------- -------------

     Gross profit                             1,028,547      1,244,887      1,528,393


Selling, general and administrative expenses
  (includes depreciation and amortization
  expense of $16,584, $34,720 and $36,131,
  respectively)                               1,120,441      1,352,873      1,601,136
                                            -------------- ------------- -------------

  Income (loss) from operations                 (91,894)      (107,986)       (72,743)
                                            -------------- ------------- -------------

Other income (expense)
  Interest income                                 4,106           -               321
  Interest expense                              (36,732)         6,139       (107,226)
                                            -------------- ------------- -------------

  Income (loss) before provision for
    (recovery of) income taxes and
    extraordinary item                         (124,520)      (101,847)      (179,648)

Provision for (recovery of) income taxes           -           (72,250)      (144,950)
                                            -------------- ------------- -------------

  Income (loss) before extraordinary item      (124,520)       (29,597)       (34,698)

  Extraordinary item:
    Gain from extinguishment of debt (net
    of income tax recovery of $284,107)            -           488,543           -
                                            -------------- ------------- -------------

  Net income (loss)                         $  (124,520)   $   458,946    $   (34,698)
                                            ============== ============= =============

Weighted average number of shares of
  common stock outstanding                    5,586,905      4,977,505      4,977,505
                                            ============== ============= =============

  Basic income (loss) per share             $    Nil       $      0.09    $    Nil



                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     1999            1998         1997
                                                 -------------- ------------- -------------
                                                  (unaudited)

Net income (loss)                                $  (124,520)   $   458,946    $   (34,698)
Adjustments to reconcile excess of revenue
  over expenses to net cash provided by
  (used in) operating activities:
     Depreciation and amortization                    26,042         34,720         36,131
     Provision for doubtful accounts                  20,000         20,000           -
     Deferred income taxes                              -           (72,250)      (144,950)
     (Income) loss on investment in
       limited partnership                            (1,709)            96            182
     Changes in operating assets and
       liabilities:
         Contracts receivable                        429,263       (239,191)      (326,946)
         Other receivable                            (46,993)          -              -
         Costs and estimated earnings in excess
           of billings on uncompleted contracts       60,852        (64,583)       (11,536)
         Prepaid expenses and other current
           assets                                     12,324        100,697         29,928
         Accounts payable and accrued expenses       144,666       (423,182)       473,381
         Billings in excess of costs and
           estimated earnings on uncompleted
           contracts                                (597,021)       320,576        186,416
         Gain from extinguishment of debt               -          (463,543)          -
                                                 -------------- ------------- -------------
  Net cash provided by (used in)
    operating activities                             (77,096)      (327,714)       207,909
                                                 -------------- ------------- -------------
Acquisition of furniture, fixtures and equipment        -              -           (42,536)
Business acquisition                                    -              -              -
Security deposits                                       -              -              -
                                                 -------------- ------------- -------------
  Net cash provided by (used in)
    investing activities                                -              -           (42,536)
                                                 -------------- ------------- -------------
Loan from affiliate                                     -              -              -
Repayment of note payable - acquisition              (44,444)       (62,064)          -
Proceeds from note payable - related party            74,309        200,000           -
Proceeds from long-term debt                          50,000           -              -
Repayment of long-term debt                          (11,577)      (133,689)        14,481
Proceeds from line of credit                            -              -           200,000
Repayment of line of credit                             -          (200,000)          -
Issuance of common stock, net                           -              -              -
                                                 -------------- ------------- -------------
  Net cash provided by financing
    activities                                        68,288       (195,753)       214,481
                                                 -------------- ------------- -------------
Net increase (decrease) in cash and cash
  equivalents                                         (8,808)      (523,467)       379,854
Cash and cash equivalents at beginning of year        21,100        544,567        164,713
                                                 -------------- ------------- -------------
Cash and cash equivalents at end of year         $    12,292    $    21,100    $   544,567
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


7 -  Short-Term Borrowings

At June 30, 1997, there was $200,000 outstanding on a revolving line of credit with Summit Bank, bearing interest due monthly at the prime rate plus 1%, which matured on December 31, 1997. The line of credit, which was used for short-term working capital, was secured by real property owned by an officer/stockholder and all business assets of the Company, excluding accounts receivable. On January 26, 1998, the loan was refinanced with a long term note payable to NGF Investment Corp., a related party. The note bears interest due monthly at 12.5%, and matures on September 15, 2001


8 -  Long-Term Debt

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


Item 2.   Management's Discussion and Analysis
          or Plan of Operation

     (a) Plan of Operation.

     The Company's business is the construction of state-of-the-art imaging centers and other medical facilities. The
Company offers a full range of services, including turnkey design and construction services, site analysis, architectural engineering, and on-site project management.

     Except for historical information contained in this Discussion and Analysis, forward-looking statements set forth below are subject to certain risks and uncertainties, including those discussed, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this document. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     The Company plans to continue its operations in the same manner in which it has conducted business during the previous two years. More clients are seeking construction contracts with the Company as the number of completed jobs rises and the competency of the Company is ascertained.

     Utilizing existing cash and receivables, management believes that the Company will be able to meet its operating capital requirements for the next 12 months. The Company, through its subsidiary Prime, has in place a $200,000 line of credit from NGF Investment Corp., carrying a 12.5% annual rate of interest, which the Company uses for operating capital only, and not for construction loans. At March 31, 1999, the outstanding balance on the NGF line of credit was $175,309. No current plan is pending for raising additional capital, as none is currently required, and there are no expenditures contemplated for research and development during the next year. The Company does not anticipate the purchase or sale of any significant plant or equipment, but does expect to hire additional employees if the anticipated increase in the volume of business occurs. However, this will be on a job-by-job basis, and will occur as a result of increased billings and profit opportunities. Unless an extremely large contract is secured, the Company should be able to engage additional employees utilizing existing cash flow to cover the advances required between time of service and time of collection from the Clients of the Company.

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has a working capital deficiency as of March 31, 1999, and has sustained continued losses from operations, which raise substantial doubt about the Company's ability to continue as a going concern.

     The Company has begun implementation of a restructuring plan for its subsidiary and believes this plan will make the Company profitable in future periods. This plan includes a reduction of project managers and administrative personnel. Duties of those employees whose jobs were eliminated were reassigned to existing employees.



                   PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

     As of March 31, 1999, the Company was involved with one of its former Presidents, Stephen Findlay, who was suing to recover on a claim for bonus and severance pay. The case was being conducted as an arbitration, with the American Arbitration Association, commencing June 9, 1998, under the caption Stephen Findlay vs. Hamilton-McGregor, Inc. The Company cross-complained against Mr. Findlay and John Schultz (also a former employee) for breach of their contractual and non-compete agreements with the Company. Vincent Ludwig, Esq., Counsel for the Company, opined that the claim had no merit, and that the Company's cross-complaint for breach of contractual and non-compete agreements would offset any possible award to Findlay.

     Subsequently, on November 12, 1999, the Honorable Barbara
Zucker-Zarrett of the Superior Court of New Jersey dismissed the case with prejudice, and ordered that Stephen Findlay be permanently restrained, enjoined and prohibited from asserting any claims or causes of action against Hamilton McGregor
International, Inc.

     Except as described herein, to the best knowledge of the officers and directors of the Company, neither the Company nor any of its officers or directors is a party to any material legal proceeding or litigation and such persons know of no other material legal proceeding or litigation contemplated or threatened. There are no judgments against the Company or its officers or directors. None of the officers or directors has been convicted of a felony or misdemeanor relating to securities or performance in corporate office.


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


              HAMILTON-MCGREGOR INTERNATIONAL, INC.


Date:  March 31, 2000        By:  /s/ Aron D. Scharf
                             Aron D. Scharf, President
                             Chairman, Treasurer


Date:  March 31, 2000        By:  /s/ Wayne Miller
                             Wayne Miller,
                             Director


Date:  March 31, 2000        By:  /s/ Otto Van Eilbergh
                             Otto Van Eilbergh,
                             Director