Form 10KSB
period 1999-06-30
HAMILTON MCGREGOR INTERNATIONAL INC
filed 2000-04-07
CIK 1082253

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                           FORM 10-KSB


     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the fiscal year ended June 30, 1999.

     [ ]  Transition report under Section 13 or 15(d) of the
          Securities Exchange Act of 1934
          For the transition period from _________ to _________.


                  Commission File No. 000-25619



              HAMILTON-McGREGOR INTERNATIONAL, INC.
        -------------------------------------------------
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



  Securities registered under Section 12(b) of the Exchange Act:

                                   Name of Each Exchange
     Title of Each Class           on Which Registered



  Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock
                    -------------------------
                         (Title of Class)


     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES [ ]     NO [X]

     Check here if the disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendment to this Form 10-KSB. [ ]

     Revenues for the year ending June 30, 1999 were $6,278,599.

     As of June 30, 1999, the Company had approximately 5,586,905 shares of Common Stock issued and outstanding.



              HAMILTON McGREGOR INTERNATIONAL, INC.
                           FORM  10-KSB

             for the fiscal year ended June 30, 1999

                        TABLE OF CONTENTS

Part I

Item 1.   Description of Business

Item 2    Description of Property

Item 3    Legal Proceedings

Item 4    Submission of Matters to a Vote of
          Security Holders

Part II

Item 5    Market for the Company's Common Equity and
          Related Stockholder Matters

Item 6    Management's Discussion and Analysis and
          Plan of Operation

Item 7    Financial Statements

Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Part III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section
          16(a) of the Exchange Act

Item 10   Executive Compensation

Item 11   Security Ownership of Certain Beneficial
          Owners and Management

Item 12   Certain Relationships and Related Transactions

Item 13   Exhibits and Reports on Form 8-K

          SIGNATURES


                              PART I

Item 1.   Description of Business.

     (a) Business Development. Hamilton-McGregor International, Inc. ("Hamilton" or the "Company"), was incorporated in the State of New York on August 17, 1995. In December 1995, Hamilton acquired 100% of the outstanding capital stock (45.5 shares of no par value common stock) of Prime Contracting Corporation ("Prime"), a New Jersey corporation, from a related entity. The terms of the acquisition agreement, as modified in March 1996, called for a payment of $200,000 upon execution and a $1,000,000 interest-bearing note at prime plus one percent, with a principal payment of $600,000 due on October 27, 1997, and $400,000 on April 27, 1998. On March 3, 1998, the Company restructured the promissory note payable for the purchase of Prime as follows:
$200,000 to be paid over 36 months, with interest accruing at prime plus one percent; plus a 36-month option to purchase 250,000 shares of Hamilton-McGregor stock at $0.05 per share.
The Company recorded a gain in the amount of $772,650 as additional contributed capital.

     (b) Business of Issuer. The Company's business is the construction of state-of-the-art imaging centers and other medical facilities. The Company offers a full range of services, including turnkey design and construction, site analysis, architectural engineering and on-site project management. Prime builds free-standing structures and renovates existing facilities with an emphasis on room renovations for hospitals and private medical facilities. The Company focuses its construction emphasis in an area of technology, radiology and non-invasive analysis, as a true vertical market approach in a unique area with limited competition. Prime's installations have included the following: conventional X-Rays, Magnetic Resonance Imaging ("MRI"), Computerized Axial Tomography ("CAT"), Scan Suites, Radiology/Fluoroscopy, Cardiac Catherization Labs, Laser Network Systems, Special Procedures, Angiography, Mammography, Ultrasound, Linear Accelerator, Lithotripsy, Cystography Units, Nuclear Medicine, Laboratory areas and Operating Rooms. These are all areas of construction which require high levels of electrical installation expertise and even higher levels of quality control, levels that the Company has reached after over twenty years in the industry.

     Businesses competitive with the Company are construction companies specializing in the medical marketing industry. A key component in the industry is historical market presence, which in Prime's case, is more than 20 years. The market traditionally values the knowledge and reputation within the medical community as a key determinant to the securing of contracts, which is usually accomplished through an open-bidding process. The Company markets only by word-of-mouth and relies on its long-standing, industry-wide reputation to attract all incremental business. To this extent, the Company's business is year-round, and not seasonal.

     A listing of projects completed and the clients for which they were completed is appended to the Company's registration statement as Exhibit 99.1. This is not a complete listing, as only projects in the primary state of New Jersey have been included, and does not include any jobs which are currently underway. The Company does operate in several other states, but the greater portion of its business, approximately 65%, is conducted within New Jersey.

     The Company obtains its construction supplies from numerous suppliers and does not rely on any one vendor for any of its materials. The Company does not have any major contracts upon which it is reliant, nor does it have any patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts. The Company's business is not presently subject to any federal regulation, but rather is only required to comply with state and/or local standard manufacturing and construction codes. As the sites are built, they are inspected for compliance by state officials from the Department of Health Services, with such compliance being the responsibility of the agency or hospital in contract with the Company. As such, the Company has no requisite government approvals.

     During the past two years, the Company has spent no money on research and development activities.

     Employees.

     As of the date of this filing, the Company has 16 full-time employees. When projects are under construction, the Company hires temporary help sufficient to staff the projects, as and if necessary.

     (i) The Company's performance is substantially dependent on the performance of its President, Aron Scharf.

     (ii) The Company does not carry key person life insurance on any of its personnel. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its ability to retain and attract highly qualified technical and managerial personnel, if and when the need for such personnel arises.

     (iii) There can be no assurance that the Company will be able to retain its key managerial and technical personnel or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.


Item 2.   Description of Property.

     The Company presently maintains an office at 1719 Route 10, Suite 119, Parsippany, New Jersey 07054. The landlord, Northern New Jersey Management Corporation does not charge the Company for these offices as the current demands on the space are minimal.
As the Company's business expands and as its demand for office space increases, the Company will have to pay rent in the amount of $500 per month. The term of this lease is for a minimum of three years, the initial term of which expires in January 2002, with an option to renew for an additional two years.

     The Company at present owns no equipment. Prime, the subsidiary, leases approximately 3,600 square feet of office space located at 681 Chestnut Street, Union, New Jersey 07083.
The term of this lease expires on October 31, 1999, with a renewal provision for an additional five-year term, and an annual rent of approximately $18,000.


Item 3.   Legal Proceedings.

     As of June 30, 1999, the Company was involved with one of its former Presidents, Stephen Findlay, who was suing to recover on a claim for bonus and severance pay. The case was being conducted as an arbitration, with the American Arbitration Association, commencing June 9, 1998, under the caption Stephen Findlay vs. Hamilton-McGregor, Inc. The Company cross-complained against Mr. Findlay and John Schultz (also a former employee) for breach of their contractual and non-compete agreements with the Company. Vincent Ludwig, Esq., Counsel for the Company, opined that the claim had no merit, and that the Company's cross-complaint for breach of contractual and non-compete agreements would offset any possible award to Findlay.

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


Item 4.   Submission of Matters to a Vote of Security Holders.

     None.


                             PART II

Item 5.   Market For Common Equity and Related Stockholder
          Matters.

     A.  Market Information

     The Common Stock of the Company is currently not traded on any formal or national securities exchange. There is no trading market for the Company's Common Stock at present and there has been no trading market to date. Management is presently in discussions with prospective market makers concerning the participation of such market makers in the aftermarket for the Company's securities. The Company anticipates approval for its securities to trade on the NASD Over-The-Counter Bulletin Board ("OTC BB").

     (i) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's Common Stock.

     (ii) There are currently 5,586,905 shares of Common Stock of the Company which are eligible to be sold under Rule 144 under the Securities Act of 1933 as amended or that the registrant has agreed to register for sale by security holders.

     (iii) There is currently no common equity that is being or is proposed to be publicly offered by the registrant, the offering of which could have a material effect on the market price of the issuer's common equity.

     B.  Holders

     As of the date of this filing, the Company had approximately 21 shareholders of record, all of which have held their shares at least one year, and in most cases, for more than two years since the date of issuance. All of these shareholders would be eligible for transactions under Rule 144, restricted, however, by the volume limitations of 144(d) with respect to any existing or former shareholders that are officers, directors or affiliates (or were at the time of the issuance of the shares).

     Applicability of Low-Priced Stock Risk Disclosure
Requirements.

     The securities of the Company will be considered low-priced or "designated" securities under rules promulgated under the Exchange Act. Penny Stock Regulation Broker-dealer practices in connection with transactions in "Penny Stocks" are regulated by certain rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. When the Registration Statement becomes effective and the Company's securities become registered, the stock will likely have a trading price of less than $5.00 per share and will not be traded on any national exchanges. Therefore, the Company's stock will become subject to the penny stock rules and investors may find it more difficult to sell their securities, should they desire to do so.

     C.  Dividend Policy

     The Company has not paid any dividends to date. In addition, it does not anticipate paying dividends in the immediate foreseeable future. The Board of Directors of the Company will review its dividend policy from time to time to determine the desirability and feasibility of paying dividends after giving consideration to the Company's earnings, financial condition, capital requirements and such other factors as the board may deem relevant.

     D.  Reports to Shareholders

     The Company intends to furnish its shareholders with annual reports containing audited financial statements and such other periodic reports as the Company may determine to be appropriate or as may be required by law. The Company is required to comply with periodic reporting, proxy solicitation and certain other requirements by the Securities Exchange Act of 1934.

     E.  Transfer Agent and Registrar

     The Transfer Agent for the shares of common voting stock of the Company is Alexis Stock Transfer, Inc., 43725 Monterey
Avenue, Suite "A", Palm Desert, California 92260.


Item 6.   Management's Discussion and Analysis or Plan of
          Operation.

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

     Utilizing existing cash and receivables, management believes that the Company will be able to meet its operating capital requirements for the next 12 months. The Company, through its subsidiary Prime, has in place a $200,000 line of credit from NGF Investment Corp., carrying a 12.5% annual rate of interest, which the Company uses for operating capital only, and not for construction loans. At June 30, 1999, the outstanding balance on the NGF line of credit was $196,000. No current plan is pending for raising additional capital, as none is currently required, and there are no expenditures contemplated for research and development during the next year. The Company does not anticipate the purchase or sale of any significant plant or equipment, but does expect to hire additional employees if the anticipated increase in the volume of business occurs. However, this will be on a job-by-job basis, and will occur as a result of increased billings and profit opportunities. Unless an extremely large contract is secured, the Company should be able to engage additional employees utilizing existing cash flow to cover the advances required between time of service and time of collection from the Clients of the Company.

Fiscal 1999 Compared to Fiscal 1998.

     Contract revenues increased by $645,000 or 11.4%, from $5,634,000 to $6,279,000. The increase in contract revenue was due to additional volume of contacts.

     Cost of Revenues earned increased by $474,000 or 10.8%, from $4,389,000 to $4,863,000. As a percentage of contract revenues, costs of revenues earned decreased from 77.9% to 77.4%. The decrease was attributable to a reduction in subcontractor costs.

     Operating expenses increased by $202,000 or 14.9%, from $1,357,000 to $1,559,000. As a percentage of contract revenue, operating expenses increased from 24.1% to 24.8%. Operating expenses increased due primarily to an increase in salaries expense.

     Income tax expense increased by $180,000, from a tax credit of $42,000 to income tax expense of $138,000. The Company wrote-off its deferred tax assets (see Note 10 of financial statements) at the end of fiscal 1999 due to the doubt that the Company will continue as a going-concern (see Independent Auditors' Report and Note 3 to the financial statements for further discussion).

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has a working capital deficiency of $274,083 as of June 30, 1999, and has sustained continued losses from operations, which raise substantial doubt about the Company's ability to continue as a going concern.

     The Company has begun implementation of a restructuring plan for its subsidiary and believes this plan will make the Company profitable in future periods. This plan includes a reduction of project managers and administrative personnel. Duties of those employees whose jobs were eliminated were reassigned to existing employees.

Fiscal 1998 Compared to Fiscal 1997.

     Contract revenues decreased by $1,755,000 or 23.8%, from $7,389,000 to $5,634,000. The decrease in contract revenue was due to management's decision to enter into contracts with a higher projected profit margin.

     Cost of Revenues earned decreased by $1,472,000 or 25.1%, from $5,861,000 to $4,389,000. As a percentage of contract revenues, costs of revenues earned decreased from 79.3% to 77.9%. The decrease was attributable to a reduction of direct labor costs.

     Operating expenses decreased by $248,000 or 15.5%, from $1,605,000 to $1,357,000. As a percentage of contract revenue, operating expenses increased from 27.4% to 30.9%. Operating expenses decreased as a result of salary reductions.

     Income tax credits increased by $36,000, from $6,000 to $42,000. This resulted from an increase in deferred tax assets due primarily to net operating losses for federal income tax purposes that will be available to offset income taxes in future years.

Liquidity and Capital Resources.

     During fiscal 1999, the Company's losses from operations further depleted its cash position resulting in cash used in excess of cash generated by operating activities in the amount of $110,000. The Company increased its note payable from a related party to provide $97,000 in cash from financing activities.

     During fiscal 1998, the Company reported cash used in excess of cash generated by operating activities of $357,000. The Company also restructured the promissory note payable for the acquisition of its subsidiary, from a related party, from $972,650 to $200,000. The reduction of debt in the amount of $772,650 was recorded as contributed capital. The Company repaid its $200,000 line of credit with the bank by obtaining a long-term note payable from a related party.

     During fiscal 1997, the Company generated excess cash of $204,000 from operations. The Company was able to finance its operations and accounts receivable through accounts payable financing from its vendors. The Company also invested $43,000 in office equipment, machinery and vehicles. The Company financed these assets in addition to its increase in accounts receivable with a line of credit from the bank.


Item 7.   Financial Statements.



                   INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Hamilton McGregor International, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheet of Hamilton McGregor International, Inc.and Subsidiary as at June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the three years ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hamilton McGregor International, Inc. and Subsidiary as at June 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for the three years ended June 30, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Vincent J. Batyr & Co.
Certified Public Accountants

Tarrytown, NY
September 27, 1999


                    HAMILTON-MCGREGOR INTERNATIONAL INC. AND SUBSIDIARY

                                CONSOLIDATED BALANCE SHEETS


                                                            June 30,
                                                  --------------------------
                                                      1999          1998
                                                  --------------------------
ASSETS

Current Assets:
     Cash and cash equivalents                    $   19,389     $   21,102
     Contracts receivable, less allowance for
      doubtful accounts of $75,000, $40,000
      and $30,000, respectively                      317,234      1,186,610
     Costs and estimated earnings in excess of
      billings on uncompleted contracts              148,293         96,582
     Material inventory                               61,200         30,000
     Due from officer                                 20,000            -
     Prepaid expenses and other current assets        18,655          2,648
     Current deferred tax assets                         -           13,243
     Other current assets                             43,219         25,450
                                                  ----------     ----------

          Total current assets                       627,990      1,375,635
                                                  ----------     ----------

Furniture, fixtures, equipment and leasehold
 improvements (net of accumulated depreciation of
 $143,925, $133,604 and $181,123, respectively)       65,240         84,089
Deferred tax assets                                      -          124,070
Other assets                                             -            3,188
                                                  ----------     ----------

          TOTAL ASSETS                            $  693,230     $1,586,982
                                                  ==========     ==========


LIABILITIES & STOCKHOLDERS' (DEFICIENCY)

Current Liabilities:
     Current portion of note payable
      - acquisition                               $   72,222     $   72,222
     Current maturities of long-term debt             28,728         10,632
     Accounts payable and accrued expenses           720,555        671,557
     Billings in excess of costs and estimated
      earnings on uncompleted contracts               74,415        812,207
     Due to affiliate                                  6,153            -
                                                  ----------     ----------

          Total current liabilities                  902,073      1,566,618
                                                  ----------     ----------

     Note payable - acquisition, net of
      current portion                                 41,667         91,667
     Note payable - related party                    196,280        101,000
     Long-term debt                                    3,880         15,611

     COMMITMENTS AND CONTINGENCIES
                                                  ----------     ----------
          TOTAL LIABILITIES                        1,143,900      1,774,896
                                                  ----------     ----------

Stockholders' (deficiency)
     Common stock, $.0001 par value,
     15,000,000 shares authorized,
     5,586,905 shares issued and outstanding             559            498
     Additional paid in capital                      845,493        780,650
     Retained (deficit)                           (1,296,722)      (969,062)
                                                  ----------     ----------

          TOTAL STOCKHOLDERS' (DEFICIENCY)          (450,670)      (187,914)
                                                  ----------     ----------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' (DEFICIENCY)              $  693,230     $1,586,982



See Independent Auditors' Report and Notes to Consolidated Financial Statements.


                    HAMILTON-MCGREGOR INTERNATIONAL INC. AND SUBSIDIARY

                           CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               For the
                                                             Years Ended
                                                               June 30,
                                             -------------- -------------- -------------
                                                  1999           1998          1997
                                             -------------- -------------- -------------


Contract revenues                            $   6,278,599  $   5,633,716  $  7,389,279
Costs of revenues earned                         4,863,355      4,388,829     5,860,886
                                             -------------- -------------- -------------

     Gross profit                                1,415,244      1,244,887     1,528,393

Selling, general and
 administrative expenses (includes
 depreciation and amortization expense
 of $18,081, $34,720 and $36,131, respectively)  1,558,541      1,356,873     1,605,134
                                             -------------- -------------- -------------

     Income (loss) from operations                (143,297)      (111,986)      (76,741)
                                             -------------- -------------- -------------

Other income (expense)
     Interest income                                   -              -             321
     Interest expense                              (46,441)         6,139      (107,226)
                                             -------------- -------------- -------------
     Income (loss) before (recovery of)
      income taxes                                (189,738)      (105,847)     (183,646)

(Recovery of) income taxes                         137,922        (42,236)       (5,703)
                                             -------------- -------------- -------------

     Net (loss)                              $    (327,660) $     (63,611) $   (177,943)
                                             ============== ============== =============

Weighted average number of shares of
 common stock outstanding                        5,131,107      4,977,505     4,977,505
                                             ============== ============== =============

     Basic (loss) per share                  $       (0.06) $       (0.01) $      (0.04)
                                             ============== ============== =============


See Independent Auditors' Report and Notes to Consolidated Financial Statements.


                    HAMILTON-MCGREGOR INTERNATIONAL INC. AND SUBSIDIARY

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             -------------- -------------- -------------
                                                  1999           1998          1997
                                             -------------- -------------- -------------

Net income (loss)                            $    (327,660) $     (63,611) $   (177,943)
Adjustments to reconcile excess of
 revenue over expenses to net cash
 provided by (used in) operating activities:
     Depreciation and amortization                  18,081         34,720        36,131
     Provision for doubtful accounts                35,000         20,000           -
     Deferred income taxes                         137,922        (42,236)       (5,703)
     (Income) loss on investment in
      limited partnership                           (1,812)            96           182
     Changes in operating assets and liabilities:
          Contracts receivable                     834,376       (239,191)     (326,946)
          Costs and estimated earnings in excess
           of billings on uncompleted contracts    (51,711)       (64,583)      (11,536)
          Prepaid expenses and other
           current assets                          (64,976)       100,697        29,928
          Accounts payable and accrued expenses     48,389       (423,280)      473,379
          Billings in excess of costs and
           estimated earnings on uncompleted
           contracts                              (737,792)       320,576       186,416
                                             -------------- -------------- -------------
     Net cash provided by (used in)
      operating activities                        (110,183)      (356,811)      203,908
                                             -------------- -------------- -------------

Acquisition of furniture, fixtures,
 and equipment                                         -              -         (42,536)
Disposition of furniture, fixtures,
 and equipment                                         750            -             -
                                             -------------- -------------- -------------
     Net cash provided by (used in)
      investing activities                             750            -         (42,536)
                                             -------------- -------------- -------------
Due from officer                                   (20,000)           -             -
Repayment of note payable - acquisition            (50,000)       (62,064)          -
Proceeds from note payable - related party          97,452        200,000           -
Proceeds from long-term debt                        50,000            -             -
Repayment of long-term debt                        (34,575)      (881,239)       14,481
Proceeds from line of credit                           -              -         200,000
Repayment of line of credit                            -         (200,000)          -
Additional paid in capital                          64,843        776,650         4,000
                                             -------------- -------------- -------------
     Net cash provided by financing
      activities                                   107,720       (166,653)      218,481
                                             -------------- -------------- -------------

Net increase (decrease) in cash and
 cash equivalents                                   (1,713)      (523,464)      379,853

Cash and cash equivalents at
 beginning of year                                  21,102        544,567       164,713
                                             -------------- -------------- -------------

Cash and cash equivalents at
 end of year                                 $      19,389  $      21,103  $    544,566
                                             ============== ============== =============


See Independent Auditors' Report and Notes to Consolidated Financial Statements.


       HAMILTON-MCGREGOR INTERNATIONAL INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   JUNE 30, 1999, 1998 AND 1997


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

     Material Inventory

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

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

     (Loss) per share

     (Loss) per share have been computed by dividing the net
     (loss) by the weighted average number of common stock shares outstanding.


3 -  Going Concern

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has a working capital deficiency of $274,083 as of June 30, 1999, and has sustained continued losses from operations, which raise substantial doubt about the Company's ability to continue as a going concern.

     The Company has begun implementation of a restructuring plan for its subsidiary and believes this plan will make the Company profitable in future periods. This plan includes a reduction of project managers and administrative personnel. Duties of those employees whose jobs were eliminated were reassigned to existing employees.

4 -  Private Placement Offering

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


5 -  Contracts Receivable

     Contracts receivable from long-term construction contracts and programs are as follows:


                                             June 30,
                                   --------------------------
                                      1999            1998
                                   --------------------------
     Billed                        $ 282,352      $ 1,099,494
     Unbilled                         34,882           87,166
                                   ---------      -----------
          Total                    $ 317,234      $ 1,186,610
                                   ---------      -----------


     Unbilled receivables represent amounts for which billings have not yet been presented to customers at the balance sheet date. These amounts are billed and generally collected within one year. Amounts due upon completion of contracts are retained by customers until work is completed and customer acceptance is obtained. Retainage amounts at June 30, 1999 and 1998 are not significant.


6 -  Furniture, Fixtures, Equipment and Leasehold Improvements

     Furniture, fixture, equipment and leasehold improvements consist of the following:



                     Estimated               June 30,
                    Useful Life-   ------------- --------------
                        Years           1999          1998
                    -------------- ------------- --------------

Office equipment         5         $    24,479   $    24,479
Vehicles                 5             133,828       142,257
Leasehold improvements   20             50,858        50,858
                                   ------------- --------------
  Total furniture, fixtures,
  equipment and leasehold
  improvements                     $   209,165    $  217,594

Less: Accumulated depreciation        (143,925)     (133,505)
                                   -------------- -------------

  Net furniture, fixtures,
  equipment and leasehold
  improvements                     $    65,240    $   84,089
                                   ============== =============


7 -  Investment in Limited Partnership

     The Company has an investment in Stamford Towers, Limited
     Partnership as follows:


                                            June 30,
                                  -------------- -------------
                                      1999            1998
                                  -------------- -------------

Limited partnership interest      $     -        $     5,000
                                  -------------- -------------
Aggregate cost                    $     -        $     5,000
                                  ============== =============

Aggregate market value            $     -        $     3,188

Cash balance                            -              -
                                  -------------- -------------
                                  $     -        $     3,188
                                  ============== =============


8 -  Note Payable - Related Party

     At June 30, 1997, there was $200,000 outstanding on a revolving line of credit with Summit Bank, bearing interest due monthly at the prime rate plus 1%, which matured on December 31, 1997. The line of credit, which was used for short-term working capital, was secured by real property owned by an officer/stockholder and all business assets of the Company, excluding accounts receivable. On January 26, 1998, the loan was refinanced with a long term note payable to NGF Investment Corp., a related party. The note bears interest due monthly at 12.5%, and matures on September 15, 2001. The outstanding balance on the note payable approximates $196,000 and $101,000 as at June 30, 1999 and 1998, respectively.


9 -  Long-Term Debt

     Long-term debt consists of the following:


                                            June 30,
                                  ------------- -------------
                                      1999            1998
                                  -------------- -------------

Notes payable                     $    32,608    $    26,243
Less: Amounts due in one year          28,728         10,632
                                  -------------- -------------
       Total long-term debt       $     3,880    $    15,611
                                  ============== =============


     The future principal payments for long-term debt at June 30, 1999 are as follows:


     Year Ending
       June 30,
     -----------
        2000                            28,728
        2001                             3,880


10 - Income Taxes

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

     The Company has recorded total income tax (credits) of $137,922, ($42,236) and ($5,703), for the years ended June
     30, 1999, 1998 and 1997, respectively. The Company has a net operating loss (NOL) carryforward for federal income tax purposes of $997,329 at June 30,1999 available to offset income taxes in future years through 2014.

     Components of income (loss) before income taxes (recovery), and net income (loss) are as follows:


                                                    June 30,
                                  -------------- ------------- -------------
                                      1999            1998         1997
                                  -------------- ------------- -------------

Income (loss) before (recovery of)
  income taxes                    $  (189,738)   $  (105,847)   $  (183,646)
Provision for (recovery of) income
  taxes                               137,922        (42,236)        (5,703)
                                  -------------- -------------- ------------
Net income (loss)                 $  (327,660)   $   (63,611)   $  (177,943)
                                  ============== ============= =============


     The following is a reconciliation of the U.S. federal statutory tax rate and the apparent tax rate:

                                     1999          1998         1997
                                ------------- ------------- -------------

U.S. Federal tax                    (34.0%)       (34.0%)      (34.0%)
Expense (benefit) from
  graduated rates                   (10.0%)        10.0%        10.0%
State taxes, net of federal
  tax benefit                        (6.0%)        (6.0%)       (6.0%)
Valuation allowance                 (22.7%)       (10.0%)       27.0%
                                ------------- ------------- -------------
Effective tax rate                  (72.7%)       (40.0%)       (3.0%)
                                ============= ============= =============

     The tax effects of temporary differences and carryforwards which give rise to significant portions of deferred tax assets and liabilities are as follows:

                            June 30, 1999            June 30, 1998
                         ---------------------    ---------------------
                         Current   Non-current    Current   Non-current
                         --------  -----------    --------  -----------
Deferred income tax assets:
   Net operating loss
     carryforwards        18,000    281,199         15,000    248,141
   Doubtful Accounts      22,500      -              9,000      -
   Depreciation            -          9,851          2,487      -
   Valuation Reserve     (40,500)  (291,050)       (13,244)  (124,071)
                        --------   --------       --------   --------
  Total deferred income
    tax assets             -          -             13,243    124,070
                        --------   --------       --------   --------
  Net deferred income
    tax assets             -          -             13,243    124,070
                        ========   ========       ========   ========



     The Company has recorded current and deferred provision for (recovery of) income taxes as follows:


                                    June 30,
                  -------------- ------------- -------------
                       1999           1998          1997
                  -------------- ------------- -------------

Current           $       609    $     -        $     -
Deferred              137,313        (42,236)        (5,703)
                  -------------- -------------- ------------
  Total           $   137,922    $   (42,236)   $    (5,703)
                  ============== ============= =============



11 - Related Party Transactions

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

     On March 3, 1998 the Company restructured the promissory note payable for the sale of Prime Contracting Corp. as follows: $200,000 in cash payable over 36 months, plus interest calculated at prime plus 1% and a 36 month option to purchase 250,000 shares of the related party stock at $0.05. The Company recorded the gain in the amount of $772,650 as contributed capital.

     The Company's outstanding balance on the note payable amounts to $113,889 and $163,889 as at June 30, 1999 and 1998, respectively.


12 - Commitments and Contingencies

     Lease commitments

     The Company is obligated under a five year operating lease for a facility located at 681 Chestnut Street, Union, New Jersey 07083. The lease expires October 31, 1999 and calls for a fixed annual rental of $18,000, payment of all real estate taxes and utilities and contains a renewal provision for an additional five-year term. Rent expense for the years ended June 30, 1999, 1998 and 1997 was $24,786,
     $23,404 and $18,590 respectively.

     Minimum Operating Lease Commitments are as follows:

                              June 30,
                              2000           26,248
                              2001           27,797
                              2002           29,437
                              2003           31,174
                              2004           33,013
                                            -------
Total minimum lease commitments             147,669
                                            -------


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

13 - Litigation

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


Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

     None.



                             PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange
          Act.

     (a) Directors and Executive Officers:

     Aron D. Scharf, 48, was appointed as President and Chairman of the Board of Directors of the Company on June 30, 1997. Mr. Scharf was a co-founder of Modern Medical Modalities Corp. ("MMM") in 1989, and served as consultant to and business manager of MMM until 1992. He returned to MMM in 1996. He was responsible for financial projections and planning, cash flow analysis and consultation. He was appointed to the Board of Directors of RF Management Company in 1998. Mr. Scharf received both a B.A. in Business and a B.S. in Industrial Engineering from Rutgers College, in New Brunswick, New Jersey. He went on to earn his Masters in Operations Research from Rutgers University and an MBA from Fairleigh Dickenson University. From 1974-1982, he was employed by Johnson and Johnson Domestic Operating Company as a financial planner, financial forecaster and marketing analyst. When he left J&J, Mr. Scharf opened MicroAge Computers, a retail computer store and founded Sunrise Multi-Marketing, a sales and leasing company specializing in computer equipment. He served as president of Fidelity Telecom Group from 1993 until his return to MMM in 1996.

     Otto Von Eilbergh, 44, has been Vice-President and a Director of the Company since 1997. Mr. Von Eilbergh has been associated with Prime Contracting Corporation, the Company's wholly-owned subsidiary, since 1985, and has been President of Prime since 1997. Prior to that time, he was a Senior Electrical Estimator for commercial construction with Devon Electric Company in Rockaway, New Jersey, responsible for all time and material billings and overall invoicing (1984 to 1985). From 1971 to 1984 he worked with various fuel oil companies, serving as purchasing agent, dispatcher, salesman, credit management, and ultimately was responsible for the construction of 5 Texaco stations in Northwest New Jersey for Contex Fuel Company.

     Wayne P. Miller, 49, has been Vice-President, Secretary and a Director of the Company since January, 1998. Mr. Miller has been associated with RF Management Corporation since its inception in 1995. Prior to that, Mr. Miller consulted to and was employed by Modern Medical Modalities Corp., from 1989 to 1995, and then by its wholly-owned subsidiary, Medical Marketing & Management, Inc., from 1991 to 1995, in the capacity as National Marketing/Sales Director with direct responsibility for contracting with third-party payors and development of new business. Mr. Miller has been associated with The Physicians Network since 1991, which provides turnkey medical billing systems to billing companies, hospitals and physicians. From 1991 to 1995, Mr. Miller provided billing and computerization consulting services to physicians and hospitals. Prior to that, Mr. Miller was under contract to Healthnet as vice-president of billing from 1990 to 1991. At Healthnet, Mr. Miller was responsible for the centralization of billing, collections and computerization of a $50,000,000 multi-state medical group with offices in New York, New Jersey and Maryland. From 1986 to 1990, Mr. Miller was vice-president of Marketing with HealthCare Technologies, a company specializing in total turnkey physician billing solutions. From 1983 to 1986, Mr. Miller was contracted by the Health Corp. of the Archdiocese Newark as vice-president of PrimeMark, to start a hospital-based collection agency for three hospitals and create a physician fee-for-service billing company for the hospital-based physicians. Mr. Miller also worked with the physicians in assisting them to go fee-for-service. Prior to 1983, Mr. Miller held various management positions in billing and collections.

     During the past five years, none of the officers or directors of the Company has been subject to a bankruptcy petition, criminal conviction, or any order, judgment or decree, not subsequently reversed, suspended or vacated of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities, or found to be guilty of any securities laws infractions.

     (b) There are no significant employees who are not described as executives above, and there are no family relationships among directors, executive officers or any nominees to these positions.


Item 10.  Executive Compensation.



                      Annual compensation                Long term compensation
                                                             Awards payouts
Name and       Year   Salary($)    Bonus($)  Other      Restricted    All
Principal                                    annual     stock awards  other
position                                     compensation             compen-
                                             (Medical)                sation($)
--------------------------------------------------------------------------------

Otto Von       1999   123,421      0         6,483.96    0            0
Eilbergh       1998   123,421      0         6,483.96    0            0
               1997   113,480      0         6,483.96    0            0

Aron Scharf    1999   29,000       0         6,483.96    0            0
               1998   75,000       0         6,483.96    0            0
               1996   0            0         0           0            0

Stephen        1999   0            0         0           0            0
Findlay(1)     1998   9,615        0         0           0            0
               1997   250,016      240,000   6,483.96    0            0

Wayne P.       1999   4,000        0         0           0            0
Miller(2)      1998   4,000        0         0           0            0
               1997   4,000        0         0           0            0


(1)  Mr. Findlay is no longer employed by the Company.  See Legal
Proceedings (Part II, Item 2).

(2) No direct cash compensation was paid to Wayne P. Miller for services rendered to the Company. However, the Company did accrue non-cash compensation in the amount of $1,000 per quarter for the years ended June 30, 1999 and 1998, as and for the fair value of services rendered to the Company by Mr. Miller.


     The existing directors of the Company currently serve on a non-compensated basis. The above compensation table reflects all compensation awarded to, earned by or paid to the executive officers and directors of the Company by any person and for all services rendered to the Company.


Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

     (a) Security ownership of certain beneficial owners. The table below identifies any individual (including any "group") who is known to the Company to be the beneficial owner of more than five percent of any class of the small business issuer's voting securities:

Title of       Name and address       Amount and nature   Percentage
class          of beneficial          of beneficial       of class
               Owner                  ownership(1)

Common         RF Management(2)       2,905,400           52.00
               1719 Route 10
               Suite 119,
               Parsippany NJ

Common         R. Findlay             874,000             15.64
               29 Oak Knoll Road
               Mendham, NJ 07945

Common         A. Milleren            450,000             8.05
               45 Lexington Ave
               Oyster Bay, NY 11771

     (1) Unless otherwise indicated, the Company believes that all persons named in the above table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

     (2) As of its most recent public filing, RF Management had a total of 3,460,833 shares issued and outstanding, with beneficial ownership as follows:

          1) Roger Findlay owns 354,000 shares, of RF Management.

          2) Oak Knoll Management Corp. owns 644,000.  Alice
          Findlay, wife of Roger Findlay, is the sole stockholder, officer and director of Oak Knoll
          Management. Roger Findlay has no other relationship with Oak Knoll Management and disclaims any beneficial ownership of Oak Knoll Management's shares.

          3) Aron Scharf owns 210,000 shares of RF Management.

          4) Jan Goldberg owns 120,000 shares of RF Management.

          5) Gregory C. Maccia owns 120,000 shares of RF
          Management.

          6) Wayne P. Miller owns 40,000 shares of RF Management.


     (b) Security ownership of management. The table below sets for the ownership by all directors and nominees, and each of the named executive officers of the Company, and directors and executive officers of the registrant as a group.

Title of       Name and address       Amount and nature   Percentage
class          of beneficial          of beneficial       of class
               Owner                  ownership(1)


Common         RF Management          2,905,400            52.0
               1719 Route 10 W        (affiliate)
               Suite 119,
               Parsippany NJ

Common         Aron D. Scharf         150,000              2.7
               1719 Route 10 W
               Suite 119,
               Parsippany, NJ

Common         Otto Von Eilbergh      50,000               0.009
               1719 Route 10 W
               Suite 119,
               Parsippany, NJ

Common         Wayne P. Miller        40,000               0.007
               1719 Route 10 W
               Suite 119,
               Parsippany, NJ

Common         All Officers and       240,000              4.3
               Directors as a
               Group

     (1) Unless otherwise indicated, the Company believes that all persons named in the above table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

     There are no agreements between or among any of the shareholders which would restrict the issuance of shares in a manner that would cause any change of control of the Company.



Item 12.  Certain Relationships and Related Transactions.

     On February 18, 1999, the Company issued shares of stock to compensate RF Management, Inc. for its services for the 1998 calendar year, and James Morse for services provided during the latter half of 1998. 439,400 shares were issued to RF Management and 120,000 shares were issued to Morse, under Rule 505 of Regulation D, which will be restricted as to future resale for a minimum of one year from the date of issuance. The Company evaluated this issuance at $0.10 per share for RF Management and for Morse, based upon the par value of the issued and outstanding shares, the fact that the Company lost money during its two preceding years and the restriction against transfer imposed by the private placement exemption utilized for the issuance.

     James Morse reviewed the Company's history and its needs for coming into compliance with various regulatory filings for purposes of trading in the over-the-counter marketplace. Mr. Morse recommended the filing of the Form 10SB, and identified suitable professionals for the preparation of the required filings. Morse received a payment of $10,000 plus the 120,000 shares of restricted common stock in consideration of his services provided. Based upon a market value for the services and the historical gross profit earned by the company in 1998, the value of the shares is being recorded at $0.05 per share, or a total non-cash compensation to Morse of $6,000. These shares were not due until completion of the consulting services, which occurred in the first quarter of 1999.

     RF Management provides general operational supervision of the Company on a day-to-day basis, but only if and when contracts are being negotiated or are under construction. The services of RF Management were valued at no more than $25,000 for the periods involved. In compensation for these services, the Company issued 439,400 shares in February, 1999, which, due to their restrictive legending and the uncertainty of any trading market developing, were valued at $0.05 per share. Therefore, $24,470 is being recorded in the Company's books for fees paid by stock issuance to RF Management.

R.F. MANAGEMENT CORP.

     R.F. Management Corp. is the controlling shareholder of the Company by virtue of its 52% ownership interest in the Company's common stock. R.F. Management Corp. is engaged in the business of administering and managing free-standing outpatient centers owed by radiologists who perform diagnostic services at such Centers. In addition, R.F. Management is engaged in the business of medical construction and mobile MRI services. It was incorporated in the State of New York in August, 1994 and its executive offices are located at 1719 Route 10 W, Suite 119, Parsippany, New Jersey 07054. R.F. Management is a 12(g) reporting company, and its information can be found within the EDGAR System under Commission File Number 0-26488.

     The Company offers a full range of administrative services, including contract negotiations, site selection, equipment procurement, construction, office personnel, office management, patient scheduling, patient billing, cash collections, personnel management and marketing. The company can provide either a full or limited range of administrative services at the Centers, depending upon the needs of the Centers' owners.

     On January 1, 1997, R.F. Management acquired 52% of the outstanding capital stock of Hamilton-McGregor in a private transaction with Roger Findlay, a related party, for a total purchase price of $750,000. As part of the purchase price, R.F. Management issued an installment note in the sum of $600,000, without interest, payable in four annual installments on the anniversary date of the agreement.

     On March 3, 1998, Hamilton-McGregor restructured the promissory note payable for the acquisition of Prime Contracting Corp. to Modern Medical Modalities Corp., a related party, as follows: $200,000 in cash, payable over 36 months, plus interest calculated at prime plus one percent and a 36-month option to purchase 250,000 shares of Hamilton-McGregor stock at $0.05 per share. Hamilton-McGregor recorded this transaction as additional contributed capital in the amount of $772,650. Aron Scharf and Wayne Miller, both officers and directors of Hamilton, have pre-existing relationships with Modern Medical Modalities Corp. which facilitated Hamilton's negotiation and structuring of the acquisition of Prime Contracting Corp. Both Mr. Scharf and Mr. Miller were, at one time, consultants to Modern Medical Modalities Corp.

     Wayne P. Miller, President of R.F. Management, and on salary from R.F. Management, is also the Vice President, Secretary and a Director of Hamilton-McGregor. For his services at Hamilton-McGregor, Mr. Miller shall accrue, beginning on July 1, 1999, compensation from the Company in the amount of $1000 per quarter. Aron Scharf, President of Hamilton-McGregor, and on salary from Hamilton-McGregor, is also a director on the board of R.F. Management, but receives no compensation for that position.

     Other than the transactions with R.F. Management, and private placement conducted in 1995, the Company has had not dealings with any promoters during the preceding 5 years, has not acquired any assets from any promoters, nor given any discounts on stock issuances to promoters.

     A note is due from the Company to NGF Investment Corp., of which Aron Scharf, a director of the Company, owns 20%. The only possibly-conflicting interest of Scharf in the transaction on behalf of NGF would be to achieve a market rate of interest for the repayment of the loan. However, Scharf is not the controlling shareholder of NGF and did not negotiate the original terms of the transaction for either the Company or NGF.

     The Company has not acquired any assets other than in the ordinary course of business during the preceding 5 years, and no single asset has had a value in excess of $50,000.


Item 13.  Exhibits and Reports on Form 8-K.

     None.



                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


              HAMILTON-MCGREGOR INTERNATIONAL, INC.
                           (Registrant)


Date:  March 31, 2000        By:  /s/ Aron D. Scharf
                             Aron D. Scharf, President
                             Chairman, Treasurer


Date:  March 31, 2000        By:  /s/ Wayne P. Miller
                             Wayne P. Miller,
                             Director


Date:  March 31, 2000        By:  /s/ Otto Van Eilbergh
                             Otto Van Eilbergh,
                             Director


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 31, 2000        By:  /s/ Aron D. Scharf
                             Aron D. Scharf, President
                             Chairman, Treasurer


Date:  March 31, 2000        By:  /s/ Wayne P. Miller
                             Wayne P. Miller,
                             Director


Date:  March 31, 2000        By:  /s/ Otto Van Eilbergh
                             Otto Van Eilbergh,
                             Director