Form 10QSB
period 2000-03-31
HAMILTON MCGREGOR INTERNATIONAL INC
filed 2000-09-08
CIK 1082253

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                           FORM 10-QSB


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly period ended March 31, 2000.

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

     Revenues for the quarter ending March 31, 2000 were $381,889.

     As of March 31, 2000, the Company had approximately
5,586,905 shares of Common Stock issued and outstanding.



              HAMILTON McGREGOR INTERNATIONAL, INC.
                           FORM 10-QSB

               for the quarter ended March 31, 2000


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

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security holders

Item 5.   Other Information

Item 6.   Exhibits and reports on form 8-K

          SIGNATURES

                              PART I

ITEM 1.  FINANCIAL STATEMENTS


                      HAMILTON-MCGREGOR INTERNATIONAL INC. AND SUBSIDIARY

                                  CONSOLIDATED BALANCE SHEETS


                                                     March 31,             June 30,
                                                  -------------  ------------  ------------
                                                      2000           1999          1998
                                                  -------------  ------------  ------------
ASSETS                                             (unaudited)

Current Assets:
     Cash and cash equivalents                    $   14,186     $   19,389     $   21,102
     Contracts receivable, net of allowance
      for doubtful accounts                          206,141        317,234      1,186,610
     Other receivables                                63,041         20,000            -
     Costs and estimated earnings in excess of
      billings on uncompleted contracts              189,766        148,293         96,582
     Prepaid expenses and other current assets         4,663         18,655          2,648
     Current deferred tax assets                         -              -           13,243
     Other current assets                             10,000        104,419         55,450
                                                  ----------     ----------     ----------

          Total current assets                       487,797        627,990      1,375,635
                                                  ----------     ----------     ----------

Furniture, fixtures, equipment and leasehold
 improvements (net of accumulated depreciation)       36,855         65,240         84,089
Deferred tax assets                                      -              -          124,070
Other assets                                             -              -            3,188
                                                  ----------     ----------     ----------

          TOTAL ASSETS                            $  524,652        693,230     $1,586,982
                                                  ==========     ==========     ==========


LIABILITIES & STOCKHOLDERS' (DEFICIENCY)

Current Liabilities:
     Current portion of note payable
      - acquisition                               $  113,889     $   72,222     $   72,222
     Current maturities of long-term debt              6,136         28,728         10,632
     Accounts payable and accrued expenses         1,259,056        720,555        671,557
     Billings in excess of costs and estimated
      earnings on uncompleted contracts               62,945         74,415        812,207
     Due to affiliate                                    -            6,153            -
                                                  ----------     ----------     ----------

          Total current liabilities                1,442,026        902,073      1,566,618
                                                  ----------     ----------     ----------

     Note payable - acquisition, net of
      current portion                                    -           41,667         91,667
     Note payable - related party                    145,902        196,280        101,000
     Long-term debt                                      -            3,880         15,611

     COMMITMENTS AND CONTINGENCIES                       -
                                                  ----------     ----------     ----------
          TOTAL LIABILITIES                        1,587,928      1,143,900      1,774,896
                                                  ----------     ----------     ----------

Stockholders' (deficiency)
     Common stock, $.0001 par value,
     15,000,000 shares authorized,
     5,586,905 shares issued and outstanding             559            559            498
     Additional paid in capital                      845,493        845,493        780,650
     Retained (deficit)                           (1,909,328)    (1,296,722)      (969,062)
                                                  ----------     ----------     ----------

          TOTAL STOCKHOLDERS' (DEFICIENCY)        (1,063,276)      (450,670)      (187,914)
                                                  ----------     ----------     ----------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' (DEFICIENCY)              $  524,652     $  693,230     $1,586,982



See Notes to Consolidated Financial Statements.


                      HAMILTON-MCGREGOR INTERNATIONAL INC. AND SUBSIDIARY

                             CONSOLIDATED STATEMENTS OF OPERATIONS


                                             For the Nine              For the
                                             Months Ended            Years Ended
                                             March 31,                 June 30,
                                             -------------- -------------- --------------
                                                  2000           1999           1998
                                             -------------- -------------- --------------
                                              (unaudited)

Contract revenues                            $   1,965,546  $   6,278,599  $   5,633,716
Costs of revenues earned                         1,731,524      4,863,355      4,388,829
                                             -------------- -------------- --------------

     Gross profit                                  234,022      1,415,244      1,244,887

Selling, general and
 administrative expenses (includes
 depreciation and amortization expense)            831,542      1,558,541      1,356,873
                                             -------------- -------------- --------------

     Income (loss) from operations                (597,520)      (143,297)      (111,986)
                                             -------------- -------------- --------------

Other income (expense)
     Other income                                   16,654            -              -
     Interest income                                 1,495            -              -
     Interest expense                              (33,235)       (46,441)         6,139
                                             -------------- -------------- --------------
     Income (loss) before provision for
      (recovery of) income taxes                  (612,606)      (189,738)      (105,847)

Provision for (recovery of) income taxes               -          137,922        (42,236)
                                             -------------- -------------- --------------

     Net (loss)                              $    (612,606) $    (327,660) $     (63,611)
                                             ============== ============== ==============

Weighted average number of shares of
 common stock outstanding                        5,131,107      5,131,107      4,977,505
                                             ============== ============== ==============

     Basic (loss) per share                  $       (0.12) $       (0.06) $       (0.01)
                                             ============== ============== ==============


See Notes to Consolidated Financial Statements.


                      HAMILTON-MCGREGOR INTERNATIONAL INC. AND SUBSIDIARY

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             For the Nine              For the
                                             Months Ended            Years Ended
                                             March 31,                 June 30,
                                             -------------- -------------- --------------
                                                  2000           1999           1998
                                             -------------- -------------- --------------
                                              (unaudited)

Net income (loss)                            $    (612,606) $    (327,660) $     (63,611)
Adjustments to reconcile excess of
 revenue over expenses to net cash
 provided by (used in) operating activities:
     Depreciation and amortization                  28,384         18,081         34,720
     Provision for doubtful accounts              (120,000)        35,000         20,000
     Deferred income taxes                             -          137,922        (42,236)
     (Income) loss on investment in
      limited partnership                              -           (1,812)            96
     Changes in operating assets and liabilities:
          Contracts receivable                      (8,907)       834,376       (239,191)
          Other receivable                         (43,041)           -              -
          Costs and estimated earnings in excess
           of billings on uncompleted contracts    (41,473)       (51,711)       (64,583)
          Prepaid expenses and other
           current assets                          108,412        (64,976)       100,697
          Accounts payable and accrued expenses    538,501         48,389       (423,280)
          Billings in excess of costs and
           estimated earnings on uncompleted
           contracts                               (11,470)      (737,792)       320,576
                                             -------------- -------------- --------------
     Net cash provided by (used in)
      operating activities                          77,800       (110,183)      (356,811)
                                             -------------- -------------- --------------

Acquisition of furniture, fixtures,
 and equipment                                         -              -              -
Disposition of furniture, fixtures,
 and equipment                                         -              750            -
                                             -------------- -------------- --------------
     Net cash provided by (used in)
      investing activities                             -              750            -
                                             -------------- -------------- --------------
Due from officer                                       -          (20,000)           -
Repayment of note payable - acquisition                -          (50,000)       (62,064)
Proceeds from note payable - related party             -           97,452        200,000
Repayment of note payable - related party          (50,378)           -              -
Proceeds from long-term debt                           -           50,000            -
Repayment of long-term debt                        (26,472)       (34,575)      (881,239)
Repayment of line of credit                         (6,153)           -         (200,000)
Additional paid in capital                             -           64,843        776,650
                                             -------------- -------------- --------------
     Net cash provided by financing
      activities                                   (83,003)       107,720       (166,653)
                                             -------------- -------------- --------------

Net increase (decrease) in cash and
 cash equivalents                                   (5,203)        (1,713)      (523,464)

Cash and cash equivalents at
 beginning of year                                  19,389         21,102        544,567
                                             -------------- -------------- --------------

Cash and cash equivalents at
 end of year                                 $     (14,186) $      19,389  $      21,103
                                             ============== ============== ==============


See Notes to Consolidated Financial Statements.


       HAMILTON-MCGREGOR INTERNATIONAL INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      MARCH 31, 2000 (UNAUDITED) AND JUNE 30, 1999 AND 1998


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


3 -  Going Concern

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has a working capital deficiency of $954,229 at March 31, 2000 (unaudited) and $274,083 as of
     June 30, 1999, and has sustained continued losses from operations, which raise substantial doubt about the Company's ability to continue as a going concern.

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


5 -  Contracts Receivable

     Contracts receivable from long-term construction contracts and programs are as follows:


                           March 31,              June 30,
                         -------------  --------------------------
                              2000         1999            1998
                         -------------  --------------------------
                          (unaudited)

     Billed              $ 206,141      $ 282,352      $ 1,099,494
     Unbilled                  -           34,882           87,166
                         ---------      ---------      -----------
          Total          $ 206,141      $ 317,234      $ 1,186,610
                         ---------      ---------      -----------


     Unbilled receivables represent amounts for which billings have not yet been presented to customers at the balance sheet date. These amounts are billed and generally collected within one year. Amounts due upon completion of contracts are retained by customers until work is completed and customer acceptance is obtained. Retainage amounts at March 31, 2000, June 30, 1999 and June 30, 1998 are not significant.


6 -  Furniture, Fixtures, Equipment and Leasehold Improvements

     Furniture, fixture, equipment and leasehold improvements consist of the following:



                     Estimated       March 31,              June 30,
                    Useful Life-   -------------  ------------- -------------
                        Years           2000           1999          1998
                    -------------- -------------  ------------- -------------
                                    (unaudited)

Office equipment         5         $    24,536    $    24,479   $    24,479
Vehicles                 5             133,828        133,828       142,257
Leasehold improvements   20             50,858         50,858        50,858
                                   -------------  ------------- -------------
  Total furniture, fixtures,
  equipment and leasehold
  improvements                     $   209,222    $   209,165    $  217,594

Less: Accumulated depreciation        (172,367)      (143,925)     (133,505)
                                   -------------  -------------- -------------
  Net furniture, fixtures,
  equipment and leasehold
  improvements                     $    36,855    $    65,240    $   84,089
                                   =============  ============== =============


7 -  Investment in Limited Partnership

     The Company has an investment in Stamford Towers, Limited Partnership as follows:


                                March 31,            June 30,
                              ------------   ----------- ----------
                                  2000           1999       1998
                              ------------   ----------- ----------
                              (unaudited)

Limited partnership interest  $    -         $     -     $ 5,000

Aggregate cost                $    -         $     -     $ 5,000
                              ============   =========== ==========

Aggregate market value        $    -         $     -     $ 3,188

Cash balance                  $    -               -         -
                              ------------   ----------- ----------
                              $    -         $     -     $ 3,188
                              ============   =========== ==========


8 -  Note Payable - Related Party

     At June 30, 1997, there was $200,000 outstanding on a revolving line of credit with Summit Bank, bearing interest due monthly at the prime rate plus 1%, which matured on December 31, 1997. The line of credit, which was used for short-term working capital, was secured by real property owned by an officer/stockholder and all business assets of the Company, excluding accounts receivable. On January 26, 1998, the loan was refinanced with a long term note payable to NGF Investment Corp., a related party. The note bears interest due monthly at 12.5%, and matures on September 15, 2001. The outstanding balance on the note payable approximates $146,000 at March 31, 2000 (unaudited), and $196,000 and $101,000 at June 30, 1999 and 1998,
     respectively.


9 -  Long-Term Debt

     Long-term debt consists of the following:


                                March 31,              June 30,
                              -------------  ------------- --------------
                                  2000            1999           1998
                              -------------  -------------- -------------
                               (unaudited)

Notes payable                 $    6,136     $    32,608    $    26,243
Less: Amounts due in one year      6,136          28,728         10,632
                              -------------  -------------- -------------
       Total long-term debt   $      -       $     3,880    $    15,611
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

     The Company's outstanding balance on the note payable amounts to $113,889 at March 31, 2000 (unaudited) and June
     30, 1999 and $163,889 at June 30, 1998.


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

     Utilizing existing cash and receivables, management believes that the Company will be able to meet its operating capital requirements for the next 12 months. The Company, through its subsidiary Prime, has in place a $200,000 line of credit from NGF Investment Corp., carrying a 12.5% annual rate of interest, which the Company uses for operating capital only, and not for construction loans. At March 31, 2000, the outstanding balance on the NGF line of credit was $146,000. No current plan is pending for raising additional capital, as none is currently required, and there are no expenditures contemplated for research and development during the next year. The Company does not anticipate the purchase or sale of any significant plant or equipment, but does expect to hire additional employees if the anticipated increase in the volume of business occurs. However, this will be on a job-by-job basis, and will occur as a result of increased billings and profit opportunities. Unless an extremely large contract is secured, the Company should be able to engage additional employees utilizing existing cash flow to cover the advances required between time of service and time of collection from the Clients of the Company.

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has a working capital deficiency of $954,229 as of March 31, 2000, and has sustained continued losses from operations, which raise substantial doubt about the Company's ability to continue as a going concern.

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



                             PART II

ITEM 1.   LEGAL PROCEEDINGS

     As of March 31, 2000, the Company was involved with one of its former Presidents, Stephen Findlay, who was suing to recover on a claim for bonus and severance pay. The case was being conducted as an arbitration, with the American Arbitration Association, commencing June 9, 1998, under the caption Stephen Findlay vs. Hamilton-McGregor, Inc. The Company cross-complained against Mr. Findlay and John Schultz (also a former employee) for breach of their contractual and non-compete agreements with the Company. Vincent Ludwig, Esq., Counsel for the Company, opined that the claim had no merit, and that the Company's cross-complaint for breach of contractual and non-compete agreements would offset any possible award to Findlay.

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


              HAMILTON-MCGREGOR INTERNATIONAL, INC.
                           (Registrant)


Date:  September 1, 2000     By:  /s/ Aron D. Scharf
                             Aron D. Scharf, President
                             Chairman, Treasurer


Date:  September 1, 2000     By:  /s/ Wayne P. Miller
                             Wayne P. Miller,
                             Director


Date:  September 1, 2000     By:  /s/ Otto Van Eilbergh
                             Otto Van Eilbergh,
                             Director