Form 10KSB
period 2000-06-30
HAMILTON MCGREGOR INTERNATIONAL INC
filed 2000-10-16
CIK 1082253

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                           FORM 10-KSB


     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the fiscal year ended June 30, 2000.

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

     Check here if the disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendment to this Form 10-KSB. [ ]

     Revenues for the year ending June 30, 2000 were $2,549,719.

     As of June 30, 2000, the Company had approximately 5,586,905 shares of Common Stock issued and outstanding.



              HAMILTON McGREGOR INTERNATIONAL, INC.
                           FORM  10-KSB

             for the fiscal year ended June 30, 2000

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

     Employees.

     As of the date of this filing, the Company has 7 full-time employees. When projects are under construction, the Company hires temporary help sufficient to staff the projects, as and if necessary.

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

     The Company at present owns no equipment. Prime, the subsidiary, leases approximately 3,600 square feet of office space located at 681 Chestnut Street, Union, New Jersey 07083. The term of this lease expires on October 31, 2004, with an annual rent of approximately $18,000.


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

     On February 22, 2000, Mr. Charles Stephen Ralston, Esq.
awarded the Company $10,000 for legal fees in an arbitration hearing between Stephen Findlay and Prime Contracting
Corporation.

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


Item 4.   Submission of Matters to a Vote of Security Holders.

     None.


                             PART II

Item 5.   Market For Common Equity and Related Stockholder
          Matters.

     A.  Market Information

     The Common Stock of the Company is currently not traded on any formal or national securities exchange. There is no trading market for the Company's Common Stock at present and there has been no trading market to date. Management is presently in discussions with prospective market makers concerning the participation of such market makers in the aftermarket for the Company's securities. The Company anticipates approval for its securities to trade on the NASD's Over-The-Counter Bulletin Board ("OTC BB").

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

     Utilizing existing cash and receivables, management believes that the Company will be able to meet its operating capital requirements for the next 12 months. The Company, through its subsidiary Prime, has in place a $200,000 line of credit from NGF Investment Corp., carrying a 14.5% annual rate of interest, which the Company uses for operating capital only, and not for construction loans. At June 30, 2000, the outstanding balance on the NGF line of credit was $218,036. No current plan is pending for raising additional capital, as none is currently required, and there are no expenditures contemplated for research and development during the next year. The Company does not anticipate the purchase or sale of any significant plant or equipment, but does expect to hire additional employees if the anticipated increase in the volume of business occurs. However, this will be on a job-by-job basis, and will occur as a result of increased billings and profit opportunities. Unless an extremely large contract is secured, the Company should be able to engage additional employees utilizing existing cash flow to cover the advances required between time of service and time of collection from the Clients of the Company.


Fiscal 2000 Compared to Fiscal 1999.

     Contract revenues decreased by $3,729,000 or 59.3% from $6,279,000 to $2,550,000. The decrease in contract revenues was primarily the result of a delay in the start-up of two major projects. The UMDNJ project was planned to start the second quarter of Fiscal 1999, but instead was started the fourth quarter of Fiscal 2000. The Raritan Bay project, a $2,600,000 contract, was planned to start the fourth quarter of Fiscal 1999, but has not yet started. The Company has a commitment from Raritan Bay management to complete the contract.

     Cost of revenues decreased by $2,558,000 or 53.2% from $4,863,000 to $2,275,000. As a percentage of contract revenues, cost of revenues increased from 77.4% to 89.2%. This increase was primarily attributable to a decrease in highly profitable small construction projects.

     Operating expenses decreased by $548,000 or 35.1% from $1,559,000 to $1,011,000. As a percentage of contract revenue, operating expenses increased from 24.8% to 39.6%. Operating expenses decreased primarily due to a decrease in salaries expense and insurance expense.

     Income tax expense decreased by $138,000, as no provision for income tax was made in Fiscal 2000 as a result of the Company sustaining a net loss.

     On August 16, 2000 the Company filed a restructuring plan for its subsidiary and believes this plan will make the Company profitable in future periods. This plan includes a reduction of project managers and administrative personnel. Duties of those employees whose jobs were eliminated were reassigned to existing employees.

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company has a working capital deficiency of $993,569 as of June 30, 2000, and has sustained continued losses from operations, which raise substantial doubt about the Company's ability to continue as a going concern.


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

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has a working capital deficiency of $274,083 as of June 30, 2000, and has sustained continued losses from operations, which raise substantial doubt about the Company's ability to continue as a going concern.

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

Liquidity and Capital Resources.

     During fiscal 2000, the Company's losses from operations further depleted its cash position resulting in cash used in excess of cash generated by operating activities in the amount of $16,000. The Company increased its note payable from a related party to provide $21,000 in cash from financing activities.

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


Item 7.   Financial Statements.


             HAMILTON-MCGREGOR INTERNATIONAL, INC.
                         AND SUBSIDIARY
                      FINANCIAL STATEMENTS
                     JUNE 30, 2000 AND 1999

              HAMILTON-MCGREGOR INTERNATIONAL, INC.
                          AND SUBSIDIARY

                        Table of Contents



                                                 Page

Independent Auditor's Report                                1

Consolidated Balance Sheets,
As of June 30, 2000 and 1999                                2

Consolidated Statements of Operations,
For the Years Ended June 30, 2000 and 1999                  3

Consolidated Statements of Cash Flows,
For the Years Ended June 30, 2000 and 1999                  4

Consolidated Statements of Retained Earnings,
For the Years Ended June 30, 2000 and 1999                  5

Notes to Consolidated Financial Statement
For the Years Ended June 30, 2000 and 1999                 6 - 11

                   INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Hamilton-McGregor International, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Hamilton-McGregor International, Inc. and Subsidiary as of June 30, 2000 and 1999, and the related consolidated statements of operations, retained earnings (deficit) and cash flows for the years ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Hamilton-McGregor International, Inc. and Subsidiary as of June 30, 1999, were prepared by other auditors whose report, dated September 27, 1999, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hamilton-McGregor International, Inc. and Subsidiary as of June 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years ended June 30, 2000 and 1999 in conformity with generally accepted accounting principles.

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



                         /s/ GREEN, HOLMAN, FRENIA & COMPANY, LLP
                         GREEN, HOLMAN, FRENIA & COMPANY, LLP
                         Certified Public Accountants

Woodbridge, New Jersey
September 21, 2000


         HAMILTON-MCGREGOR INTERNATIONAL, INC. AND SUBSIDIARY
                      Consolidated Balance Sheets
                        June 30, 2000 and 1999

                                ASSETS


                                      2000                    1999
                              ____________________     _________________



Current Assets:
  Cash and cash equivalents   $         3,319          $         19,389
  Contracts receivable,
     less allowance for
     doubtful accounts of
     $200,000 and $75,000,
     respectively                     617,261                   317,234
  Other receivables                    63,000                   104,419
  Costs and estimated earnings
     in excess of billing on
     uncompleted contracts            344,286                   148,293
  Prepaid expenses and other
     current assets                    25,419                    18,655
  Due from officer                          -                    20,000
                              ___________________      _________________


     Total current assets           1,053,285                   627,990


Property and equipment-net             34,092                    65,240
                              __________________       _________________


                              $     1,087,377          $        693,230
                              ==================       =================



             LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and
     accrued expenses         $     1,766,069          $        720,555
  Billings in excess of
     costs and estimated
     earnings on uncompleted
     contracts                        191,893                    74,415
  Notes payable-acquisition-
     current portion                   72,223                    72,222
  Current maturities of
     long-term debt                         -                    28,728
  Due to affiliate                          -                     6,153
                              ________________         _________________

     Total current liabilities      2,030,185                   902,073
                              ________________         _________________


Long-Term Liabilities:
  Notes payable-acquisition-net
     of current portion                41,667                    41,667
  Due to related party                 24,477                         -
  Note payable-related party          218,036                   196,280
  Long term debt                            -                     3,880
                              ________________         _________________

      Total long term liabilities     284,180                   241,827
                              ________________         _________________


      Total liabilities             2,314,365                 1,143,900
                              ________________         _________________


Shareholder's equity (deficit):

  Common stock, $.0001 par
     value, 15,000,000 shares
     authorized, 5,586,905
     shares issued and
     outstanding                          559                       559
  Additional paid in capital          845,493                   845,493
  Retained earnings (deficit)      (2,073,040)               (1,296,722)
                              ________________         _________________

      Total shareholder's
          equity (deficit)         (1,226,988)                 (450,670)

                              ________________         _________________

                              $     1,087,377          $        693,230
                              ==================       =================



See independent auditors' report and notes to consolidated financial statements.


         HAMILTON-MCGREGOR INTERNATIONAL, INC. AND SUBSIDIARY
                 Consolidated Statements of Operation
               For the Years Ended June 30, 200 and 1999


                                    2000                     1999
                              ________________         _________________


Contract revenues earned      $     2,549,719          $      6,278,599
Costs of revenues earned            2,274,622                 4,863,355
                              ________________         _________________

Gross profit                          275,097                 1,415,244


Selling, general and
     administrative expenses        1,010,945                 1,558,541
                              ________________         _________________

Loss from operations                 (735,848)                 (143,297)
                              ________________         _________________


Other income (expenses):
  Interest income                       3,835                         -
  Interest expense                    (44,305)                  (46,441)
                              ________________         _________________

  Total other income (expenses)       (40,470)                  (46,441)
                              ________________         _________________


Loss before provision
     for income taxes                (776,318)                 (189,738)

(Provision) recovery of income
     taxes                                  -                  (137,922)
                              ________________         _________________

Net loss                      $      (776,318)         $       (327,660)
                              ================         =================

Weighted average number of
     shares of common stock
     outstanding                    5,586,905                 5,131,107
                              ================         =================

Basic loss per share          $         (0.14)         $          (0.06)
                              ================         =================


See independent auditors' report and notes to consolidated financial statements.



         HAMILTON-MCGREGOR INTERNATIONAL, INC. AND SUBSIDIARY
                Consolidated Statements of Cash Flows
               For the Years Ended June 30, 200 and 1999

                                    2000                      1999
                              _________________        _________________


Cash flows from operating
  activities:
Net loss                      $      (776,318)         $       (327,660)


Adjustments to reconcile net
  loss to net cash used in
  operating activities:

  Depreciation and amortization        31,205                    18,081
  Provision for doubtful accounts     125,000                    35,000
  Deferred income taxes                     -                   137,922
  (Income) loss on investment
     in limited partnership                 -                    (1,812)


Changes in operating assets and liabilities:
  (Increase) decrease in:
     Contract receivable             (425,027)                  834,376
    Costs and estimated earnings
     in excess of billing on
     uncompleted contracts           (195,993)                  (51,711)
    Prepaid expenses and other
     current assets                    34,655                   (64,976)
  Increase (decrease) in:
    Accounts payable and
     accrued expenses               1,062,183                    48,389
    Billing in excess of costs
     and estimated earnings on
     uncompleted contracts            117,478                  (737,792)
                              ________________         _________________

      Net cash used in
          operating activities        (26,817)                 (110,183)
                              ________________         _________________

Cash flows from investing activities:
  Disposition of furniture,
     fixtures and equipment               (57)                      750
                              ________________         _________________

Net cash provided by (used in)
     investing activities                 (57)                      750
                              ________________         _________________


Cash flows from financing activities:
  Due from officer                     20,000                   (20,000)
  Due from affiliate                   18,323                         -
  Repayment of note payable
     - acquisition                    (16,667)                  (50,000)
  Proceeds from note payable
     - related party                   21,756                    97,452
  Proceeds from long term debt        (28,728)                   50,000
  Repayment of long term debt          (3,880)                  (34,575)
  Proceeds from additional paid
     in capital                             -                    64,843
                              ________________         _________________

Net cash provided by
     financing activities              10,804                   107,720
                              ________________         _________________

Net decrease in cash and
     cash equivalents                 (16,070)                   (1,713)

Cash and cash equivalents
     at beginning of year              19,389                    21,102
                              ________________         _________________

Cash and cash equivalents at
     end of year              $         3,319          $         19,389
                              ================         =================

See independent auditors' report and notes to consolidated financial statements.


                      HAMILTON-MCGREGOR INTERNATIONAL, INC. AND SUBSIDIARY
                     Consolidated Statements of Retained Earnings (Deficit)
                           For the Years Ended June 30, 2000 and 1999

                                                             Additional
                                                  Common      Paid-In      Retained
                                   # Shares        Stock      Capital      Earnings      Total
                                 ___________   ___________  ___________  ____________ ___________
Balance as of June 30, 1999        4,977,505    $  498      $  780,650    $(969,062)   $(187,914)

Additional paid in capital                                      64,843                    64,843

Issuance of common stock             609,400        61                                        61

Net loss for year ended
     June 30, 1999                                                         (327,660)    (327,660)
                                 ___________  _____________  ___________  ___________ __________

Balance as of June 30, 1999        5,586,905        559        845,493   (1,296,722)    (450,670)

Net loss for the year ended
     June 30, 2000                                                         (776,318)    (776,318)
                                 ___________   ____________ __________  ____________ ____________

Balance as of June 30, 2000        5,586,905    $   559      $ 845,493  $(2,073,040) $(1,226,988)
                                 ===========   ============ ========== ============= ============


See independent auditor's report and notes to consolidated financial statements.


      HAMILTON-MCGREGOR INTERNATIONAL, INC. AND SUBSIDIARY
           Notes to Consolidated Financial Statements
                     June 30, 2000 and 1999


1.   BUSINESS

The Company's business is in the construction of state-of-the-art imaging centers and other medical facilities. The Company offers a full range of services, including turnkey design and construction services, site analysis, architectural engineering, and on-site project management.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Hamilton-McGregor International, Inc. ("Hamilton") and its wholly owned subsidiary, Prime Contracting Corporation ("Prime"), collectively the "Company". Hamilton was incorporated in the State of New York on August 17, 1995. Prime was incorporated in the State of New Jersey on July 16, 1978. Hamilton acquired all of the outstanding capital stock (forty-five and one-half {45.5} shares no par value common stock) of Prime in December 1995. The Company accounted for the acquisition of Prime in a manner similar to a pooling of interests due to the stockholders' common control of both Hamilton and a related entity.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Contract Receivables

Amounts recorded as contract receivables represent amounts receivable from completed construction contracts, whether billed or unbilled.

Material Inventory

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Furniture, Fixtures, Equipment and Leasehold Improvements

Property and equipment are stated at cost and are depreciated by an accelerated method over the estimated useful lives. Leasehold improvements are amortized over the life of the lease or the economic useful lives of the improvements, whichever is shorter. Betterments and large renewals, which extend the life of the asset, are capitalized whereas maintenance and repairs and small renewals are expensed as incurred.
Basis of Accounting

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

      HAMILTON-MCGREGOR INTERNATIONAL, INC. AND SUBSIDIARY
           Notes to Consolidated Financial Statements
                     June 30, 2000 and 1999


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cost and profit estimates are reviewed periodically as work progresses and adjustments, if needed, are reflected in the period in which the estimates are revised. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses become known and are estimable. Change-orders, which may result in revisions to costs and income, are recognized in the period in which the revisions are approved. Expenses from contract claim settlements are recognized in the period awarded.

Contract costs include all direct material and labor costs, as well as subcontractor costs, and those indirect costs related to contract performance, such as indirect labor and supplies and overhead costs. Selling, general and administrative costs are charged to expense as incurred.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, contacts receivables, accounts payable and short-term debt approximate fair value due to the short maturity of the instruments and the provision for what management believes to be adequate reserves for potential losses. It was not practicable to estimate the fair value of long-term debt because quoted market prices do not exist and an estimate could not be made through other means without incurring excessive costs.

(Loss) Per Share

(Loss) per share has been computed by dividing the net (loss) by the weighting average number of common stock shares outstanding.

3.   GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principals, which contemplate continuation of the Company as a going concern. The Company has a working capital deficiency of $993,509 as of June 30, 2000, and has sustained continued losses from operations, which raise substantial doubt about the Company's ability to continue as a going concern.

      HAMILTON-MCGREGOR INTERNATIONAL, INC. AND SUBSIDIARY
           Notes to Consolidated Financial Statements
                     June 30, 2000 and 1999

3.   GOING CONCERN (continued)

On August 16, 2000 the Company filed a restructuring plan for its subsidiary and believes this plan will make the Company profitable in future periods. This plan includes a reduction of project managers and administrative personnel. Duties of those employees whose jobs were eliminated were reassigned to existing employees.

4.   PRIVATE PLACEMENT OFFERING

In August 1995, the Board of Directors of the Company passed a resolution authorizing the management of the Company to initiate steps for a private placement of the Company's securities in order to raise capital. Management was granted authority to prepare a Private Placement Memorandum pursuant to Regular Rules governing the Limited Offer and Sale of Securities Without Registration Under the Securities Act of 1993 (as amended) and to register the securities in any state jurisdiction that management felt was required and appropriate. The private offering called for the Company to offer for sale up to 500,000 shares of the Company's common stock (the "shares") at $6.00 per share. The offering closed on March 29, 1996 with the sale of 80,834 shares of the Company's $0.0001 par value common stock at the offering price of $6.00 per share that raised an aggregate of $341,811, net of expenses of $143,189, for the Company.

5.   CONTRACTS RECEIVABLE

Contracts receivable from long-term construction contracts and programs are as follows:

                                             June 30,

                                        2000           1999
                                    ____________   ____________
Billed                               $ 617,261      $ 282,352
Unbilled                                     -         34,882
                                    ____________   ____________
Total                                $ 617,261      $ 317,234
                                    ============   ============

Unbilled receivables represent amounts for which billings have not yet been presented to customers at the balance sheet date. These amounts are billed and generally collected within one year. Amounts due upon completion of contracts are retained by customers until work is completed and customer acceptance is obtained. Retaining amounts at June 30, 2000 and 1999 are not significant.

6.   FURNITURE, FIXTURES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, fixtures, equipment and leasehold improvements consist of the following:

                         Estimated           June 30,
                          Useful
                        Life-Years      2000           1999
                    _____________________________________________
Office equipment            5       $   24,479      $  24,479
Vehicles                    5          133,883        133,828
Leasehold improvements     20           50,858         50,858
                                   ______________   _____________
                                       209,222        209,165

Less:  accumulated
depreciation                          (175,130)      (143,925)
                                   ______________   _____________
Total furniture, fixtures,
equipment and leasehold
improvements                        $   34,092      $  65,240

      HAMILTON-MCGREGOR INTERNATIONAL, INC. AND SUBSIDIARY
           Notes to Consolidated Financial Statements
                     June 30, 2000 and 1999

7.   NOTE PAYABLE - RELATED PARTY

At June 30, 1997, there was $200,000 outstanding on a revolving line of credit with Summit Bank, bearing interest due monthly at the prime rate plus 1%, which matured on December 31, 1997. The line of credit, which was used for short-term working capital, was secured by real property owned by an officer/stockholder and all business assets of the Company, excluding accounts receivable. On January 26, 1998, the loan was refinanced with a long-term note payable to NGF Investment Corp., a related party. The note bears interest due monthly at 12.5% and matures on September 15, 2001. The outstanding balance on the note payable approximates $218,000 and $196,000 as of June 30, 2000 and 1999,
respectively.

8.   INCOME TAXES

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and tax basis of assets and liabilities using enacted rates in effect in the years in which the differences are expected to reverse.

The Company has elected not to record a provision for a tax benefit from its substantial carryover net-operating loss of approximately $1,100,000, as of June 30, 2000 and wrote-off the deferred tax asset from the year ended June 30, 1999 in the amount of $137,922 due to the doubt that the Company will continue as a going concern and that this asset will be utilized. The deferred tax provision (benefit) for the years ended June 30, 2000 and 1999 is $0 and $137,922, respectively.

9.   RELATED PARTY TRANSACTION

Acquisition

In December 1995, Hamilton-McGregor International, Inc. acquired one hundred percent (100%) of the outstanding shares (forty-five and one-half {45.5} shares of no par value common stock) of Prime Contracting Corporation ("Prime"), a New Jersey Corporation, from a related entity. Prime is a full service contractor that provides turnkey design and construction services. The terms of the agreement, as modified in March 1996, called for a payment of two hundred thousand dollars ($200,000) and a one million dollar ($1,000,000) note bearing interest at prime plus one percent (1%) and required a principal payment of six hundred thousand dollars ($600,000) on October 27, 1997 and four hundred thousand dollars ($400,000) on April 27, 1998.

The extinguishments of Prime's accounts payable to its former parent aggregating approximately $358,000, in conjunction with the modification agreement, has been treated as a contribution of additional paid-in capital. The Company accounted for the business combination in a manner similar to a pooling of interests due to the stockholder's common control of both
Hamilton and the related party.

On March 3, 1998 the Company restructured the promissory note payable for the sale of Prime Contracting Corp. as follows:
$200,000 in cash payable over 26 months, plus interest calculated at prime plus 1% and a 36 month option to repurchase 250,000 shares of the related party stock at $0.05. The Company recorded the gain in the amount of $772,650 as contributed capital.

      HAMILTON-MCGREGOR INTERNATIONAL, INC. AND SUBSIDIARY
           Notes to Consolidated Financial Statements
                     June 30, 2000 and 1999


9.   RELATED PARTY TRANSACTION (continued)

Acquisition (continued)

The Company's outstanding balance on the note payable amounts to $113,889 and $113,889 as of June 30, 2000 and 1999, respectively.

10.  COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company is obligated under a five year operating lease for a facility located at 681 Chestnut Street, Union, New Jersey 07083. The lease expires October 31, 2004 and calls for a fixed annual rental of $18,000 and payment of all real estate taxes and utilities. Rent expense for the years ended June 30, 2000 and 1999 was $20,072 and $24,786, respectively.

Minimum Operating Lease Commitments are as follows:

          June 30,

          2001                               27,797
          2002                               29,437
          2003                               31,174
          2004                               33,013
                                        ____________

          Total minimum lease commitments   121,421

                                        ============

11.  CONDENSED FINANCIAL STATEMENTS

On April 20, 2000, Prime Contracting Corporation filed Chapter 11 reorganization. The following is the condensed balance sheet and statement of operations as of the date of reorganization and fiscal year end June 30, 2000.

CONDENSED BALANCE SHEET

ASSETS:

Current assets                          $  989,822
Property and equipment-net                  34,092
Other assets                               196,268
                                        ___________

Total assets                            $1,220,182
                                        ===========


LIABILITIES AND STOCKHOLDERS' EQUITY:



Current liabilities                          $  626,740
Long-term liabilities subject to compromise   1,637,086
Other liabilities                                38,860
Stockholders equity (deficit)                (1,082,504)
                                             ___________

Total liabilities and stockholders' equity   $1,220,182
                                             ===========

      HAMILTON-MCGREGOR INTERNATIONAL, INC. AND SUBSIDIARY
           Notes to Consolidated Financial Statements
                     June 30, 2000 and 1999

11.  CONDENSED FINANCIAL STATEMENTS (continued)

CONDENSED STATEMENT OF OPERATIONS

Contract Revenues                       $   2,549,719
Less:  cost of revenues                     2,153,123
                                        ______________

Gross profit                                  396,596

Less:  selling and administrative
expenses                                    1,300,191
                                        ______________

Loss from operations                         (903,595)

Other expenses                                (30,771)
                                        ______________

Net loss                                $    (934,366)
                                        ==============


12.  PETITION FOR RELIEF UNDER CHAPTER 11

On April 20, 2000, Hamilton (the "Debtor") filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for New Jersey. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. These claims are reflected in the June 30, 2000 condensed balance sheet as "liabilities subject to compromise". Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtor's property, plant, and equipment.

13.  SUBSEQUENT EVENTS

On August 1, 2000 the Company's Board of Directors approved a resolution to authorize the issuance of 600,000 shares of restricted common stock. The resolution calls for 500,000 shares to be issued for consulting services for the ensuing one year period along with 100,000 shares to be issued as a credit against legal services.

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

     On September 8, 2000, the Company was informed by its auditors, Vincent J. Batyr & Co., that the firm would no longer be representing the Registrant as its accountants. Vincent J. Batyr & Co. have previously reported on the consolidated financial statements for the Company. There have been no disagreements with Vincent J. Batyr & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Vincent J. Batyr & Co. would have caused them to make reference thereto in their report on the consolidated financial statements for any years for which an audit was undertaken.

     The Company has engaged the accounting firm of Green, Holman, Frenia & Company, LLP of Woodbridge, New Jersey ("GHF &
Co.") as its new independent accountants as of September 8, 2000.
The appointment of the new auditors has been ratified by the Company's Board of Directors.



                             PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange
          Act.

     (a) Directors and Executive Officers:

     Aron D. Scharf, 49, was appointed as President and Chairman of the Board of Directors of the Company on June 30, 1997. Mr. Scharf was a co-founder of Modern Medical Modalities Corp. ("MMM") in 1989, and served as consultant to and business manager of MMM until 1992. He returned to MMM in 1996. He was responsible for financial projections and planning, cash flow analysis and consultation. He was appointed to the Board of Directors of RF Management Company in 1998. Mr. Scharf received both a B.A. in Business and a B.S. in Industrial Engineering from Rutgers College, in New Brunswick, New Jersey. He went on to earn his Masters in Operations Research from Rutgers University and an MBA from Fairleigh Dickenson University. From 1974-1982, he was employed by Johnson and Johnson Domestic Operating Company as a financial planner, financial forecaster and marketing analyst. When he left J&J, Mr. Scharf opened MicroAge Computers, a retail computer store and founded Sunrise Multi-Marketing, a sales and leasing company specializing in computer equipment. He served as president of Fidelity Telecom Group from 1993 until his return to MMM in 1996.

     Otto Von Eilbergh, 45, has been Vice-President and a Director of the Company since 1997. Mr. Von Eilbergh has been associated with Prime Contracting Corporation, the Company's wholly-owned subsidiary, since 1985, and has been President of Prime since 1997. Prior to that time, he was a Senior Electrical Estimator for commercial construction with Devon Electric Company in Rockaway, New Jersey, responsible for all time and material billings and overall invoicing (1984 to 1985). From 1971 to 1984 he worked with various fuel oil companies, serving as purchasing agent, dispatcher, salesman, credit management, and ultimately was responsible for the construction of 5 Texaco stations in Northwest New Jersey for Contex Fuel Company.

     Wayne P. Miller, 50, has been Vice-President, Secretary and a Director of the Company since January, 1998. Mr. Miller has been associated with RF Management Corporation since its inception in 1995. Prior to that, Mr. Miller consulted to and was employed by Modern Medical Modalities Corp., from 1989 to 1995, and then by its wholly-owned subsidiary, Medical Marketing & Management, Inc., from 1991 to 1995, in the capacity as National Marketing/Sales Director with direct responsibility for contracting with third-party payors and development of new business. Mr. Miller has been associated with The Physicians Network since 1991, which provides turnkey medical billing systems to billing companies, hospitals and physicians. From 1991 to 1995, Mr. Miller provided billing and computerization consulting services to physicians and hospitals. Prior to that, Mr. Miller was under contract to Healthnet as vice-president of billing from 1990 to 1991. At Healthnet, Mr. Miller was responsible for the centralization of billing, collections and computerization of a $50,000,000 multi-state medical group with offices in New York, New Jersey and Maryland. From 1986 to 1990, Mr. Miller was vice-president of Marketing with HealthCare Technologies, a company specializing in total turnkey physician billing solutions. From 1983 to 1986, Mr. Miller was contracted by the Health Corp. of the Archdiocese Newark as vice-president of PrimeMark, to start a hospital-based collection agency for three hospitals and create a physician fee-for-service billing company for the hospital-based physicians. Mr. Miller also worked with the physicians in assisting them to go fee-for-service. Prior to 1983, Mr. Miller held various management positions in billing and collections.

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


Item 10.  Executive Compensation.


                      Annual compensation                Long term compensation
                                                             Awards payouts
Name and       Year   Salary($)    Bonus($)  Other      Restricted    All
Principal                                    annual     stock awards  other
position                                     compensation             compen-
                                             (Medical)                sation($)
--------------------------------------------------------------------------------

Otto Von       2000   0            0         0           0            0
Eilbergh (1)   1999   123,421      0         6,483.96    0            0
               1998   123,421      0         6,483.96    0            0

Aron Scharf    2000   0            0         0           0            0
               1999   29,000       0         6,483.96    0            0
               1998   75,000       0         6,483.96    0            0

Wayne P.       2000   0            0         0           0            0
Miller (2)     1999   4,000        0         0           0            0
               1998   4,000        0         0           0            0


(1) As of June 30, 2000, Mr. Eilbergh is no longer employed by the Company.

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

     Wayne P. Miller, President of R.F. Management, and on salary from R.F. Management, is also the Vice President, Secretary and a Director of Hamilton-McGregor. For his services at Hamilton-McGregor, Mr. Miller shall accrue, beginning on July 1, 1999, compensation from the Company in the amount of $1000 per quarter. Aron Scharf, President of Hamilton-McGregor, is also a director on the board of R.F. Management, but receives no compensation for that position.

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


Item 13.  Exhibits and Reports on Form 8-K.

     On October 6, 2000, the Company filed a report on Form 8-K indicating an Item 4 Change in Registrant's Certifying
Accountant.  See Part II, Item 8, herein.



                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


              HAMILTON-MCGREGOR INTERNATIONAL, INC.
                           (Registrant)


Date:  October 13, 2000      By:  /s/ Aron D. Scharf
                             Aron D. Scharf, President
                             Chairman, Treasurer


Date:  October 13, 2000      By:  /s/ Wayne P. Miller
                             Wayne P. Miller,
                             Director



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  October 13, 2000      By:  /s/ Aron D. Scharf
                             Aron D. Scharf, President
                             Chairman, Treasurer


Date:  October 13, 2000      By:  /s/ Wayne P. Miller
                             Wayne P. Miller,
                             Director