Form 10QSB
period 2000-09-30
HAMILTON MCGREGOR INTERNATIONAL INC
filed 2001-04-04
CIK 1082253

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                           FORM 10-QSB


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly period ended September 30, 2000.

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

     Revenues for the quarter ending September 30, 2000 were $532,641.

     As of September 30, 2000, the Company had approximately
5,586,905 shares of Common Stock issued and outstanding.


              HAMILTON McGREGOR INTERNATIONAL, INC.
                           FORM  10-QSB

             for the quarter ended September 30, 2000









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

          SIGNATURES

                              PART I

ITEM 1.  FINANCIAL STATEMENTS


                      HAMILTON-MCGREGOR INTERNATIONAL INC. AND SUBSIDIARY

                                  CONSOLIDATED BALANCE SHEETS
                                      SEPTEMBER 30, 2000


                                                                      September 30,
                                                                      -------------
                                                                          2000
                                                                      -------------
ASSETS

Current Assets:
     Cash and cash equivalents                                         $ 126,159
     Contracts receivable, net of allowance
      for doubtful accounts                                              353,311
     Other receivables                                                    63,000
     Costs and estimated earnings in excess of
      billings on uncompleted contracts                                  296,930
     Prepaid expenses and other current assets                            17,044
     Current deferred tax assets                                             -

                                                                      -----------
          Total current assets                                           856,444
                                                                      -----------

Furniture, fixtures, equipment and leasehold
 improvements (net of accumulated depreciation)                          209,222

Less: accumulated depreciation                                          (176,945)

Deferred tax assets                                                         -
Net property and equipment                                                32,277

Other assets                                                                -
                                                                       ----------
          TOTAL ASSETS                                               $   888,721
                                                                      ===========

LIABILITIES & STOCKHOLDERS' (DEFICIENCY)

Current Liabilities:
     Current portion of note payable
      - acquisition                                                 $   72,223
     Current maturities of long-term debt                                  -
     Accounts payable and accrued expenses                           1,663,781
     Billings in excess of costs and estimated
      earnings on uncompleted contracts                                 54,898
     Due to affiliate                                                      -
                                                                     ----------
          Total current liabilities                                  1,790,902
                                                                     ----------

Note payable - acquisition, net of
      current portion                                                   41,666
Note payable - related party                                           218,036

     COMMITMENTS AND CONTINGENCIES
                                                                     ----------
          TOTAL LIABILITIES                                          2,075,081
                                                                     ----------

Stockholders' (deficiency)
     Common stock, $.0001 par value,
     15,000,000 shares authorized,
     5,586,905 shares issued and outstanding                               557

     Additional paid in capital                                        845,493

     Retained (deficit)                                             (2,032,410)
                                                                    ----------

          TOTAL STOCKHOLDERS' (DEFICIENCY)                          (1,186,360)
                                                                    ----------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' (DEFICIENCY)                                 $ 888,721




See Notes to Consolidated Financial Statements.


                      HAMILTON-MCGREGOR INTERNATIONAL INC. AND SUBSIDIARY

                             CONSOLIDATED STATEMENTS OF OPERATIONS


                                             For the Three                For the Three
                                             Months Ended                 Months Ended
                                             September 30,                September 30,
                                             --------------               --------------
                                                  2000                         1999
                                             --------------               --------------


Contract revenues                            $     532,641                $     381,889
Costs of revenues earned                           367,112                      650,511
                                             --------------               --------------

     Gross profit                                  165,529                     (268,622)

Selling, general and
 administrative expenses (includes
 depreciation and amortization expense)           (114,575)                     206,785
                                             --------------               --------------

     Income (loss) from operations                  50,954                     (475,407)
                                             --------------               --------------

Other income (expense)
     Other income                                  (10,324)                       3,876

Interest expense                                   (10,324)                     (11,653)
                                             --------------              --------------
     Income (loss) before provision for
      (recovery of) income taxes                    40,630                    (483,184)

Provision for (recovery of) income taxes               -                           -
                                             --------------              --------------

     Net (loss)                              $      40,630                    (483,184)
                                             ==============              ==============

Weighted average number of shares of
 common stock outstanding                        5,586,905                    5,586,905
                                             ==============              ==============

     Basic (loss) per share                  $        .007                       (0.09)
                                             ==============              ==============


See Notes to Consolidated Financial Statements.


                      HAMILTON-MCGREGOR INTERNATIONAL INC. AND SUBSIDIARY

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               For the Three                  For the Three
                                               Months Ended                   Months Ended
                                               September 30,                  September 30,
                                               --------------                 --------------
                                                    2000                           1999
                                               --------------                 --------------

Net income (loss)                              $     40,630                     (483,184)

Adjustments to reconcile excess of
 revenue over expenses to net cash
 provided by (used in) operating activities:
     Depreciation and amortization                    1,815                        9,722
     Provision for doubtful accounts                (48,625)                     (30,000)
     Deferred income taxes                              -                            -
     (Income) loss on investment in
      limited partnership                               -                            -

Changes in operating assets and liabilities:
          Contracts receivable                      312,572                      (67,983)
          Other receivable                              -                        (43,081)
          Costs and estimated earnings in excess
           of billings on uncompleted contracts      47,356                      111,406
          Prepaid expenses and other
           current assets                             8,375                       71,983
          Accounts payable and accrued expenses    (102,288)                     213,773
          Billings in excess of costs and
           estimated earnings on uncompleted
           contracts                               (136,995)                     176,033
                                                  --------------              --------------
     Net cash provided by (used in)
      operating activities                          122,840                      (41,331)
                                                  --------------              --------------

Acquisition of furniture, fixtures,
 and equipment                                          -                             -

Disposition of furniture, fixtures,
 and equipment                                          -                             -

                                                 --------------              --------------
     Net cash provided by (used in)
      investing activities                              -                             -

                                                 --------------              --------------

Due from officer                                        -                             -

Repayment of note payable - acquisition                 -                             -
Proceeds from note payable - related party                                         11,334
Proceeds from long-term debt                            -                             -
Repayment of long-term debt                             -                         (12,109)
Repayment of line of credit                             -                             -
Additional paid in capital                              -                             -
                                                --------------              --------------
     Net cash provided by financing
      activities                                        -                           (775)
                                                --------------              --------------

Net increase (decrease) in cash and
 cash equivalents                                   126,159                      (42,106)


Cash and cash equivalents at
 beginning of year                                   3,319                        19,389
                                                                              --------------

Cash and cash equivalents at
 end of year                                 $     126,159                       (22,717)
                                             ==============                   ==============


See Notes to Consolidated Financial Statements.

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

     Utilizing existing cash and receivables, management believes that the Company will be able to meet its operating capital requirements for the next 12 months. The Company, through its subsidiary Prime, has in place a $200,000 line of credit from NGF Investment Corp., carrying a 12.5% annual rate of interest, which the Company uses for operating capital only, and not for construction loans. At September 30, 2000, the outstanding balance on the NGF line of credit was $218,036. No current plan is pending for raising additional capital, as none is currently required, and there are no expenditures contemplated for research and development during the next year. The Company does not anticipate the purchase or sale of any significant plant or equipment, but does expect to hire additional employees if the anticipated increase in the volume of business occurs. However, this will be on a job-by-job basis, and will occur as a result of increased billings and profit opportunities. Unless an extremely large contract is secured, the Company should be able to engage additional employees utilizing existing cash flow to cover the advances required between time of service and time of collection from the Clients of the Company.

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has a working capital deficiency of $1,186,360 as of September 30, 2000, and has sustained continued losses from operations, which raise substantial doubt about the Company's ability to continue as a going concern.

     The Company has begun implementation of a restructuring plan for its subsidiary and believes this plan will make the Company profitable in future periods. This plan includes a reduction of project managers and administrative personnel. Duties of those employees whose jobs were eliminated were reassigned to existing employees.

Liquidity and Capital Resources.

     During fiscal 2000, the Company's losses from operations further depleted its cash position resulting in cash used in excess of cash generated by operating activities in the amount of $50,954. The Company increased its note payable from a related party to provide extra cash from financing activities.



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


              HAMILTON-MCGREGOR INTERNATIONAL, INC.
                           (Registrant)


Date:  March 31, 2001        By:  /s/ Aron D. Scharf
                             Aron D. Scharf, President
                             Chairman, Treasurer


Date:  March 31, 2001        By:  /s/ Wayne P. Miller
                             Wayne P. Miller,
                             Director


Date:  March 31, 2001        By:  /s/ Otto Van Eilbergh
                             Otto Van Eilbergh,
                             Director