Form 10QSB
period 2000-12-31
HAMILTON MCGREGOR INTERNATIONAL INC
filed 2001-04-04
CIK 1082253

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                           FORM 10-QSB


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly period ended December 31, 2000.

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

     Revenues for the six months ended December 31, 2000 were $775,451.

     As of December 31, 2000, the Company had approximately
5,586,905 shares of Common Stock issued and outstanding.



              HAMILTON McGREGOR INTERNATIONAL, INC.
                           FORM  10-QSB

             for the quarter ended December 31, 2000


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

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security holders

Item 5.   Other Information

Item 6.   Exhibits and reports on form 8-K

          SIGNATURES

                              PART I

ITEM 1.  FINANCIAL STATEMENTS


        Hamilton-McGregor International, Inc. and Subsidiary
                     Consolidated Balance Sheet
             For the Six Months Ended December 31, 2000

                               Assets
                              --------
Current assets:
     Cash and cash equivalents                    $    106,249
     Contract receivables, less allowances
        for doubtful accounts of $60,419               320,979
     Costs and estimated earnings in excess
        of billings on uncompleted contracts           290,563
     Prepaid expenses and other current assets          12,784
     Other Receivables                                  63,000
                                                  -------------
          Total current assets                         793,575
                                                  -------------
Property and equipment:
     Furniture, fixtures, equipment and leasehold
        improvements                                   209,222
     Less:  accumulated depreciation                  (178,760)
                                                  -------------
     Net property and equipment                         30,462
                                                  -------------
          Total assets                            $    824,037
                                                  =============


           Liabilities and Stockholders' Equity (Deficit)
          ------------------------------------------------

Current liabilities:
     Accounts payable and accrued expenses        $  1,604,598
     Billings in excess of costs and
        estimated earnings on
        uncompleted contracts                           22,200
     Notes payable - acquisitions -
        current portion                                 72,223
                                                  -------------
          Total current liabilities                  1,699,021
                                                  -------------
Long term liabilities:
     Notes payable - acquisitions -
        net of current portion                          41,666
     Due to related party                               24,477
     Note payable - related party                      224,836
                                                  -------------
          Total long term liabilities                  290,979
                                                  -------------
               Total liabilities                     1,990,000
                                                  -------------
Stockholders' equity (deficit):
     Capital stock                                         557
     Additional paid in capital                        845,493
     Retained earnings (deficit)                    (2,012,013)
                                                  -------------
          Total stockholders' equity (deficit)      (1,165,963)
                                                  -------------
               Total liabilities and stockholders'
                    equity (deficit)              $    824,037
                                                  =============



                  See accountants' compilation report









                     Hamilton-McGregor International, Inc. and Subsidiary
                   Consolidated Statements of Income and Retained Earnings
For the Three Months Ended December 31, 1999 & 2000 and the Six Months Ended December 31, 1999
                                            & 2000

                                               Three Months Ended          Six Months Ended
                                                   December 31              December 31
                                               ------------------          ----------------
                                              2000           1999         2000          1999
                                             -----           -----        ------        -----

Contract revenues earned                 $ 242,810         797,932      $ 775,451     1,179,821
                                         ---------       ---------      ---------     ---------
Total costs of revenues earned             173,176         518,426        540,288     1,168,937
                                         ---------       ---------      ---------     ---------
Gross profit (loss)                         69,634         279,506        235,163        10,884

Selling, general, and administrative
expenses
   (see supplementary Schedule 2)          (42,437)        (42,026)     (157,012)     (608,485)
                                                                       ---------     ---------
Income (loss) from operations               27,197        (122,194)       78,151      (597,601)
                                          ---------      ----------    ---------     ---------
Other income (expenses)
     Interest expense                       (6,800)        (11,027)      (17,124)      (22,680)
     Interest income                           -               648           -           1,097
     Other income                              -               221           -           3,648
                                          ---------      ----------     ---------    ---------
Total other income (expenses)               (6,800)        (10,158)      (17,124)      (17,935)

                                          ---------      ----------     ---------    ---------
Income (loss) before provision for income
   taxes                                    20,397        (132,352)       61,027     (615,536)

Provision for income taxes                     -               -             -             -
                                           --------     -----------     ---------    ---------
Net income (loss)                           20,397         (132,352)      61,027     (615,536)

Retained earnings at beginning of period(2,032,410)      (1,780,092)  (2,073,040)  (1,296,722)
                                        -----------      -----------  -----------  -----------
Retained earnings at end of period      (2,012,013)      (1,912,444)  (2,012,013)  (1,912,444)
                                        ===========      =========== ============ ============



                              See accountants' compilation report.


                       Hamilton-McGregor International, Inc. and Subsidiary
                               Consolidated Statement of Cash Flows
                        For the Six Months Ended December 31, 1999 & 2000


                                               Ending                               Ending
                                               December 31,                         December 31,
                                               2000                                   1999
                                                -------------                        -------------

Cash Flows from Operating Activities:
     Net Income/(loss)                             $   61,027                        $   (615,536)

Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization                      3,630                              19,386
     Provision for doubtful accounts                 (134,581)                             25,000

Changes in operating assets and liabilities:
  (Increase) decrease in:
     Contract Receivable                              430,863                             (98,565)
     Costs and estimated earnings in excess
        of billing on uncompleted contracts            53,723                             129,326
     Prepaid expenses and other current assets         12,635                              84,247
  Increase (decrease) in:
     Accounts payable and accrued expenses           (161,474)                            371,247
     Billings in excess of costs and estimated
        earnings on uncompleted contracts            (169,693)                            229,558
                                                  -------------                      -------------
          Net cash used in operating activities        96,130                            (102,151)
                                                  -------------                      -------------

Cash Flows From Financing Activities:
     Proceeds from note payable - related party         6,800                                 -
     Repayment of Note Payable - related party            -                               (56,135)
     Proceeds from long term debt                         -                               (24,266)
                                                  -------------                      -------------
               Net cash provided by
               financing activities                     6,800                             (80,401)
                                                  -------------                      -------------
Net increase in cash and cash equivalents             102,930                              21,750

Cash and cash equivalents at beginning of year          3,319                              19,389
                                                  -------------                      -------------
Cash and cash equivalents at end of year          $    106,249                       $     41,139
                                                  =============                      =============




                                See accountants' compilation report.

          Hamilton-McGregor International, Inc. and Subsidiary
           Supplementary Schedule of Costs of Revenues Earned
               For the Six Months Ended December 31, 2000



Schedule 1A: Direct Contract Costs
----------------------------------
Materials                                         $    55,816
Labor                                                 269,947
Subcontractor expense                                 146,424
License and permits                                     1,282
Engineering fees                                       28,940
Architects                                             21,380
Consulting                                             37,714
Equipment rentals                                       1,712
Union and non union benefit expense                    19,393
                                                  -----------
     Total Direct Contract Costs                  $   582,608
                                                  ===========


Schedule 1B: Indirect Contract Costs
------------------------------------
Medical insurance                                 $     3,996
Travel expense                                         13,389
Workmen's compensation insurance                        3,180
Drawings and plans                                        959
Rubbish removal                                         1,260
Leased equipment                                        2,547
                                                  -----------
     Total Indirect Contract Costs                $    25,331
                                                  ===========



                   See accountants' compilation report.

          Hamilton-McGregor International, Inc. and Subsidiary
 Supplementary Schedule of Selling, General and Administrative Expenses
               For the Six Months Ended December 31, 2000




Schedule 2: Selling, General & Administrative Expenses
------------------------------------------------------
Payroll taxes                                     $     6,956
General insurance                                      38,692
Rent                                                   16,960
Depreciation                                            3,630
Shop supplies                                             160
Bank fees                                                 189
Office salaries                                        42,830
Utilities                                               2,290
Telephone                                               4,452
Dues & Subscriptions                                       55
Travel and entertainment                                2,385
Professional fees                                       1,400
Office expense                                         24,662
General & administrative expense                       13,067
Benefit Expense - G&A                                   1,146
Meals                                                      92
Postage                                                 1,551
Lodging                                                   500
Cleaning services                                         631
Miscellaneous expense                                    (506)
                                                  ------------
     Total selling, general and
          administrative expenses                 $   161,142
                                                  ============



                  See accountants' compilation report.

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

     Utilizing existing cash and receivables, management believes that the Company will be able to meet its operating capital requirements for the next 12 months. The Company, through its subsidiary Prime, has in place a $200,000 line of credit from NGF Investment Corp., carrying a 12.5% annual rate of interest, which the Company uses for operating capital only, and not for construction loans. At December 31, 2000, the outstanding balance on the NGF line of credit was $224,836. No current plan is pending for raising additional capital, as none is currently required, and there are no expenditures contemplated for research and development during the next year. The Company does not anticipate the purchase or sale of any significant plant or equipment, but does expect to hire additional employees if the anticipated increase in the volume of business occurs. However, this will be on a job-by-job basis, and will occur as a result of increased billings and profit opportunities. Unless an extremely large contract is secured, the Company should be able to engage additional employees utilizing existing cash flow to cover the advances required between time of service and time of collection from the Clients of the Company.

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has a working capital deficiency of $1,165,963 as of December 31, 2000, and has sustained continued losses from operations, which raise substantial doubt about the Company's ability to continue as a going concern.

     The Company has begun implementation of a restructuring plan for its subsidiary and believes this plan will make the Company profitable in future periods. This plan includes a reduction of project managers and administrative personnel. Duties of those employees whose jobs were eliminated were reassigned to existing employees.

Liquidity and Capital Resources.

     During fiscal 2000, the Company's losses from operations further depleted its cash position resulting in cash used in excess of cash generated by operating activities in the amount of $61,027. The Company increased its note payable from a related party to provide $6,800 in cash from financing activities.



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