Form 10QSB
period 2001-03-31
HAMILTON MCGREGOR INTERNATIONAL INC
filed 2001-05-09
CIK 1082253

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                           FORM 10-QSB


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly period ended March 31, 2001.

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

     Revenues for the nine months ended March 31, 2001 were $972,784.

     As of March 31, 2001, the Company had approximately
5,586,905 shares of Common Stock issued and outstanding.



              HAMILTON McGREGOR INTERNATIONAL, INC.
                           FORM  10-QSB

               for the quarter ended March 31, 2001


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

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security holders

Item 5.   Other Information

Item 6.   Exhibits and reports on form 8-K

          SIGNATURES

                              PART I

ITEM 1.  FINANCIAL STATEMENTS

      Hamilton-McGregor International, Inc. and Subsidiary
                   Consolidated Balance Sheet
            For the Nine Months Ended March 31, 2001

                             Assets
                            --------
Current assets:
     Cash and cash equivalents                    $    170,761
     Contract receivables, less allowances
        for doubtful accounts of $65,419               138,986
     Costs and estimated earnings in excess
        of billings on uncompleted contracts           294,131
     Prepaid expenses and other current assets          12,784
     Other Receivables                                  63,000
                                                  -------------
          Total current assets                         679,662
                                                  -------------
Property and equipment:
     Furniture, fixtures, equipment and leasehold
        improvements                                   209,222
     Less:  accumulated depreciation                  (180,575)
                                                  -------------
     Net property and equipment                         28,647
                                                  -------------
          Total assets                            $    708,309
                                                  =============


         Liabilities and Stockholders' Equity (Deficit)
        ------------------------------------------------

Current liabilities:
     Accounts payable and accrued expenses        $  1,578,531
     Billings in excess of costs and
        estimated earnings on
        uncompleted contracts                           22,200
     Notes payable - acquisitions -
        current portion                                 72,223
                                                  -------------
          Total current liabilities                  1,672,954
                                                  -------------
Long term liabilities:
     Notes payable - acquisitions -
        net of current portion                          41,666
     Due to related party                               24,477
     Note payable - related party                      216,507
                                                  -------------
          Total long term liabilities                  282,650
                                                  -------------
               Total liabilities                     1,955,604
                                                  -------------
Stockholders' equity (deficit):
     Capital stock                                         557
     Additional paid in capital                        845,493
     Retained earnings (deficit)                    (2,093,345)
                                                  -------------
          Total stockholders' equity (deficit)      (1,247,295)
                                                  -------------
               Total liabilities and stockholders'
                    equity (deficit)              $    708,309
                                                  =============



               See accountants' compilation report


                      Hamilton-McGregor International, Inc. and Subsidiary
                    Consolidated Statements of Income and Retained Earnings
For the Three Months Ended March 31, 2000 & 2001 and the Nine Months Ended March 31, 2000 & 2001
                                               Three Months Ended          Nine Months Ended
                                                   March 31                     March 31
                                               ------------------          ----------------
                                              2001           2000         2001          2000
                                             -----           -----        ------        -----

Contract revenues earned                 $ 197,333         797,932      $ 972,784     1,179,821
                                         ---------       ---------      ---------     ---------
Costs of revenues earned
Direct contract costs                                                     728,881
(see supplementary Schedule 1A)

Indirect contract costs                                                    37,365
(see supplementary Schedule 1B)                                         ---------

Total costs of revenues earned             225,958         518,426        766,246     1,168,937
                                         ---------       ---------      ---------     ---------
Gross profit (loss)                        (28,625)        279,506        206,538        10,884

Selling, general, and administrative
expenses
   (see supplementary Schedule 2)          (47,584)        (42,026)     (204,596)     (608,485)
                                                                       ---------     ---------
Income (loss) from operations              (76,206)       (122,194)        1,942      (597,601)
                                          ---------      ----------    ---------     ---------
Other income (expenses)
     Interest expense                       (5,122)        (11,027)      (22,246)      (22,680)
     Interest income                           -               648           -           1,097
     Other income                              -               221           -           3,648
                                          ---------      ----------     ---------    ---------
Total other income (expenses)               (5,122)        (10,158)      (22,246)      (17,935)

                                          ---------      ----------     ---------    ---------
Income (loss) before provision for income
   taxes                                   (81,331)       (132,352)      (20,304)    (615,536)

Provision for income taxes                     -               -             -             -
                                           --------     -----------     ---------    ---------
Net income (loss)                          (81,331)        (132,352)     (20,304)    (615,536)

Retained earnings at beginning of period(2,012,013)      (1,780,092)  (2,073,040)  (1,296,722)
                                        -----------      -----------  -----------  -----------
Retained earnings at end of period      (2,093,344)      (1,912,444)  (2,093,344)  (1,912,444)
                                        ===========      =========== ============ ============



                               See accountants' compilation report.


                        Hamilton-McGregor International, Inc. and Subsidiary
                                Consolidated Statement of Cash Flows
                         For the Nine Months Ended March 31, 2000 and 2001


                                                   Ending                              Ending
                                                   March 31,                           March 31,
                                                   2001                                2000
                                               -------------                        -------------

Cash Flows from Operating Activities:
     Net Income/(loss)                             $  (20,304)                       $   (615,536)

Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization                      5,445                              19,386
     Provision for doubtful accounts                 (134,581)                             25,000

Changes in operating assets and liabilities:
  (Increase) decrease in:
     Contract Receivable                              612,852                             (98,565)
     Costs and estimated earnings in excess
        of billing on uncompleted contracts            50,155                             129,326
     Prepaid expenses and other current assets         12,635                              84,247
  Increase (decrease) in:
     Accounts payable and accrued expenses           (187,538)                            371,247
     Billings in excess of costs and estimated
        earnings on uncompleted contracts            (166,125)                            229,558
                                                  -------------                      -------------
          Net cash used in operating activities       168,971                            (102,151)
                                                  -------------                      -------------

Cash Flows From Financing Activities:
     Proceeds from note payable - related party        (1,529)                                -
     Repayment of Note Payable - related party            -                               (56,135)
     Proceeds from long term debt                         -                               (24,266)
                                                  -------------                      -------------
               Net cash provided by
               financing activities                    (1,529)                            (80,401)
                                                  -------------                      -------------
Net increase in cash and cash equivalents             167,442                              21,750

Cash and cash equivalents at beginning of year          3,319                              19,389
                                                  -------------                      -------------
Cash and cash equivalents at end of year          $   170,761                        $     41,139
                                                  =============                      =============

Supplementary disclosures of cash flow information:
  Cash paid during the period for:
  Interest:                                       $    22,246

                                 See accountants' compilation report.

           Hamilton-McGregor International, Inc. and Subsidiary
            Supplementary Schedule of Costs of Revenues Earned
                 For the Nine Months Ended March 31, 2001



Schedule 1A: Direct Contract Costs
----------------------------------
Materials                                         $    65,510
Labor                                                 204,215
Payroll taxes                                          21,705
Subcontractor expense                                 291,115
License and permits                                     1,282
Engineering fees                                       28,940
Architects                                             34,985
Consulting                                             51,679
Equipment rentals                                       2,143
Union and non union benefit expense                    27,307
                                                  -----------
     Total Direct Contract Costs                  $   728,881
                                                  ===========


Schedule 1B: Indirect Contract Costs
------------------------------------
Medical insurance                                 $     3,996
Travel expense                                         21,411
Workmen's compensation insurance                        3,180
Drawings and plans                                      1,281
Rubbish removal                                         3,541
Leased equipment                                        3,956
                                                  -----------
     Total Indirect Contract Costs                $    37,365
                                                  ===========



                    See accountants' compilation report.

           Hamilton-McGregor International, Inc. and Subsidiary
  Supplementary Schedule of Selling, General and Administrative Expenses
                 For the Nine Months Ended March 31, 2001




Schedule 2: Selling, General & Administrative Expenses
------------------------------------------------------
Payroll taxes                                     $     5,304
General insurance                                      49,715
Rent                                                   24,203
Depreciation                                            5,445
Shop supplies                                             483
Bank fees                                                 189
Office salaries                                        50,040
Utilities                                               4,217
Telephone                                               7,036
Dues & Subscriptions                                       55
Professional fees                                       7,874
Office expense                                         27,096
General & administrative expense                       18,115
Benefit Expense - G&A                                   1,146
Postage                                                 1,925
Cleaning services                                       1,097
Other taxes                                               656
                                                  ------------
     Total selling, general and
          administrative expenses                 $   204,596
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

     Utilizing existing cash and receivables, management believes that the Company will be able to meet its operating capital requirements for the next 12 months. The Company, through its subsidiary Prime, has in place a $200,000 line of credit from NGF Investment Corp., carrying a 12.5% annual rate of interest, which the Company uses for operating capital only, and not for construction loans. At March 31, 2001, the outstanding balance on the NGF line of credit was $216,507. No current plan is pending for raising additional capital, as none is currently required, and there are no expenditures contemplated for research and development during the next year. The Company does not anticipate the purchase or sale of any significant plant or equipment, but does expect to hire additional employees if the anticipated increase in the volume of business occurs. However, this will be on a job-by-job basis, and will occur as a result of increased billings and profit opportunities. Unless an extremely large contract is secured, the Company should be able to engage additional employees utilizing existing cash flow to cover the advances required between time of service and time of collection from the Clients of the Company.

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has a working capital deficiency of $993,292 as of March 31, 2001, and has sustained continued losses from operations, which raise substantial doubt about the Company's ability to continue as a going concern.

     The Company has begun implementation of a restructuring plan for its subsidiary and believes this plan will make the Company profitable in future periods. Prime Contracting, the subsidiary, recently circulated its 4th Modified Disclosure Statement seeking approval for the Chapter 11 reorganization. This document is attached as exhibit 99.2 to this quarterly report. This plan includes a reduction of project managers and administrative personnel. Duties of those employees whose jobs were eliminated were reassigned to existing employees.

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

          None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.


ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          The Fourth Modified Disclosure Statement for the Prime Contracting (subsidiary) chapter 11 bankruptcy case was submitted to the creditors on March 2, 2001. A copy of the Disclosure Statement is attached to this quarterly report as Exhibit 99.2.

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    HAMILTON-MCGREGOR INTERNATIONAL, INC.
                                (Registrant)


Date:  May 08, 2001        By:  /s/ Aron D. Scharf
                                Aron D. Scharf, President
                                Chairman, Treasurer


Date:  May 08, 2001        By:  /s/ Wayne P. Miller
                                Wayne P. Miller,
                                Director


Date:  May 08, 2001        By:  /s/ Otto Van Eilbergh
                                Otto Van Eilbergh,
                                Director

Exhibit 99.2   Fourth Modified Disclosure Statement (Prime Contracting)


MILLER & MILLER, P.A.
Attorneys for Debtor
96 Paterson Street
New Brunswick, NJ  08901
(732) 828-2234
Arthur H. Miller, Esq. #AM5238
__________________________________________________________________

In re:              :      UNITED STATES BANKRUPTCY COURT
                                DISTRICT OF NEW JERSEY
PRIME CONTRACTING   :
CORP.                         Chapter 11
          :
                          Case No. 00-34073 (WFT)
          Debtor.   :
____________________

          FOURTH MODIFIED DISCLOSURE STATEMENT FOR SOLICITATION OF
               ACCEPTANCES TO DEBTOR'S PLAN OF REORGANIZATION

     PRIME CONTRACTING CORP. the debtor ("Prime") submits this Disclosure Statement pursuant to 11 U.S.C. Section 1125. The purpose of this statement is to disclose that information which Prime believes to be necessary for creditors of the debtor to arrive at a reasonable, informed decision in exercising their right to vote on the Plan of Reorganization (the "Plan'). A copy of the Plan is being provided with this Disclosure Statement. The source of information herein is Prime's books and records and information supplied by its officers. Prime recommends acceptance and approval of the Plan by all of its creditors. Based on the liquidation analysis, all classes of creditors will be much better served by reorganization than by liquidation of the debtor.

     This is the second request for approval of Prime's Plan of Reorganization. The plan did not receive the requisite number of votes for approval from creditors required by the Bankruptcy Code when presented for confirmation on January 8, 2001. At that time, Stephen Findlay ("Findlay"), a creditor and former employee of Prime, proposed to offer a competing Plan of Reorganization. The Bankruptcy Court has agreed to allow both Prime's Plan and Findlay's Plan to be submitted to creditors for approval. Creditors will be permitted to vote for one or both plans, with a final determination with respect to confirmation to be made by the Court. Both Prime's Plan and Findlay's Plan are described herein. Findlay has also submitted a separate Disclosure Statement and copy of his Plan to all creditors.

          Comparison of Prime's Plan and the Findlay/Phoenix Plan

     The principal proponent of "Stephen Findlay's Plan" is Phoenix Medical Management, Inc. ("Phoenix"), a direct competitor of Prime. Findlay owns 28% of the stock of Phoenix, is its vice president and is its highest paid employee. Phoenix stands to gain by eliminating Prime as a competitor and moving into its office space. (Prime's rent at $8.00 per square foot is one-half the market rate). Phoenix is proposing to pay $200,000 to fund the plan, over a period of twelve months. Since Prime will cease operations upon confirmation of the Findlay plan, the assets of Prime available to fund the Plan will be insufficient to pay the secured claim of NGF Investments Corp. of $240,000 as well as administration and priority claims; at least $50,000 of the Phoenix contribution will be needed to pay these expenses, leaving only $150,000 available for unsecured creditors. Any further distribution to unsecured creditors depends upon the resolution of a lawsuit (of which Phoenix will retain 50%). There is no estimate of the costs of this litigation or the prospects of its success. Prime believes the lawsuit is without basis and will be extremely expensive and time-consuming to pursue. Phoenix has not committed to prosecute the lawsuit to its conclusion and has retained the right to drop the case at any time, without any proceeds whatsoever and without consent of the creditors.

     Prime's Plan will pay unsecured creditors $500,000 over five years. It has a present value of $426,510 and will result in a distribution of between 37% and 40% to unsecured creditors. NGF Investments Corp., the secured creditor, has agreed to subordinate its claim of $240,000 to the claims of unsecured creditors if Prime's Plan is approved. There will be no distributions to NGF until the full amount of $500,000 is paid to unsecured creditors. The Plan depends upon Prime continuing in business and operating profitably. Prime has been profitable since filing its Chapter 11 Petition. It has good prospects for continuing business from a number of customers. (See Exhibit "H").

The Unsecured Creditors' Committee has reviewed Prime's plan and recommends acceptance and approval of the plan.

PLEASE READ THIS DISCLOSURE STATEMENT CAREFULLY.  THIS DISCLOSURE
STATEMENT CONTAINS INFORMATION THAT MAY BEAR UPON YOUR DECISION TO ACCEPT OR REJECT THIS DEBTOR'S PLAN OF REORGANIZATION. THE PLAN PROPONENT AND THE UNSECURED CREDITORS' COMMITTEE BELIEVES THAT ACCEPTANCE OF THIS PLAN OF REORGANIZATION IS IN THE BEST INTEREST OF THE DEBTOR AND ITS CREDITORS.

                             TABLE OF CONTENTS

I    DEFINITIONS                 ..                   5-7
II   INTRODUCTION                .                    7-8
III  CONFIRMATION PROCEDURES         ..             8 -11
IV   HISTORY AND DESCRIPTION OF BUSINESS            11-12
V    STATUS OF CASE                                    12
VI   FINANCIAL INFORMATION           ..                13
VII  PENDING CLAIMS AND LITIGATION       .          13-14
VIII PRESENT AND PROJECTED EARNINGS      .             14
IX   LIQUIDATION ANALYSIS            .                 15
X    MANAGEMENT                                     15-16
XI   SUMMARY OF PROPOSED PLAN OF
        REORGANIZATION               .              16-17
     XII  MISCELLANEOUS PROVISIONS         ..                17

    XIII  PROCEDURES FOR RESOLVING CONTESTED
            CLAIMS                    .                     18

                                DEFINITIONS

     The following terms shall have the respective meanings specified below, unless the context otherwise requires:

(1) "Hamilton-McGregor International, Inc." a New York Corporation, "Hamilton-McGregor" or "Hamilton" is the sole shareholder of the Debtor.

     (2) "Administration Expenses" shall mean all administrative expenses under Section 503(b) of Title 11 of the United States Bankruptcy Code (the "Code"), including Debtor Obligations, if any, as hereinafter defined, and the allowed fees, costs and disbursements of Professionals, and any fees and charges assessed against the estate under Chapter 123 of Title 28 of the Code.

     (3) "Allowed Claim" shall mean any claim allowed or deemed allowed pursuant to Section 502 and 1111 of the Code.

     (4) "Bankruptcy Code" shall mean Title 11 of the United States Code, 11 U.S.C. Section 101 et seq.

     (5) "Bankruptcy Court" shall mean the United States Bankruptcy Court for the District of New Jersey-Newark vicinage, or its successor, being the Court with jurisdiction over reorganization matters as constituted on the date when jurisdiction would be invoked.

(6) "Bankruptcy Ru1es" shall mean the rules of bankruptcy procedure established by the United States Bankruptcy Court for the District of New Jersey, or such similar rules as may be in effect from time to time in the Bankruptcy Court.

(7) "Cash" shall mean cash, cash equivalents, and other readily marketable securities or instruments.

(8)  "Claim" shall mean those rights defined under the provisions of
Section 101(4) of the Bankruptcy Code.

(9)  "Claimant" shall mean the holder of an Allowed claim.

     (10) "Class" shall mean one or a group of similarly situated Claimants of the Debtor who are treated in the same manner pursuant to the Plan.

(11) "Confirmation" shall mean the conclusion of the hearing on confirmation of the Plan to be conducted by the Court and entry of the Confirmation Order in accordance with the provisions of Chapter 11 of the Bankruptcy Code.

(12) "Confirmation Date" shall mean the date on which the Confirmation Order is entered by a Judge of the Bankruptcy Court

(13) "Confirmation Order" shall mean an Order by the Bankruptcy Court confirming the Plan in accordance with the provisions of Chapter 11 of the Bankruptcy Code.

(14) "Consummation Date" shall mean the date upon which substantial performance by the Debtor of all of its obligations under the Plan has occurred.

(15) "Debtor" or "Prime" shall mean Prime Contracting Corp.

(16) "Debtor's Counsel" shall mean Miller & Miller, P.A., duly appointed counsel for the Debtor in Possession.

(17) "Debtor in Possession" shall mean the Debtor, Prime Contracting
Corp. acting with the rights, powers and duties pursuant to 11 U.S.C. Sections 1101(1), 1107 and 1108.

(18) "Debtor in Possession Account" shall mean the bank account serving as the Debtor in Possession's operating account and depository accounts.

(19) "Disposition Assets" shall mean all cash to be distributed under the Plan by the Disbursement Agent.

(20) "Disbursement Agent" Aron Scharf, President of Prime, shall serve as such Disbursement Agent.

(21) "Distribution Date" shall mean the first date, subsequent to the Confirmation Date, on which distributions of the Disposition Assets are made in satisfaction of Allowed claims and Interest holders.

(22) "Effective  Date"   shall   mean   the   date   of consummation of
the Plan which shall occur upon the date upon the date that the Confirmation Order becomes final unless such finality is waived by the Debtor

(23) "Final Order" shall mean an order or judgment which has not been stayed and as to which order or judgment (or any revision, modification or amendment thereto) the time to appeal or seek rehearing has expired and as to which no appeal or petition for review or rehearing is pending.

(24) "Interest" shall mean any rights of holders of issued and outstanding shares or other equity securities of the Debtor.

(25) "Petition Date" shall mean the date on which the Debtor filed its Chapter 11 petition: April 20, 2000.

(26) "Plan" shall mean the Plan of Reorganization as proposed by the Debtor and all exhibits attached, either in their present form or as they may be altered, amended or modified from time to time by the Debtor.

(27) "Priority Claims" shall mean each and every claim of the kind specified in 11 U.S.C. Sections 507(a) (l), (2), (3), (4), (5), (6), (7)
and (8) which shall exist as of the Confirmation Date, or as shall be approved by the Court.

(28) "Professionals"   shall   mean   all   attorneys, accountants,
appraisers, auctioneers, brokers or other professionals retained under the provisions of the Code on behalf of the Debtor-in-Possession and the Official Committee of Unsecured Creditors.

(29) "Pro Rata" shall mean with respect to an amount of cash to be distributed to the holder of an Allowed Claim of a particular class on a particular date, the same proportion that such Allowed Claim bears to the aggregate of all Claims of that particular class on that particular date.

(30) "Unsecured Creditors" shall mean all Creditors of the Debtor holding Claims for unsecured debts, liabilities, demands, or claims of any character whatsoever.

                                    II
                                INTRODUCTION

Prime Contracting Corp. ("Debtor"), provides this Disclosure Statement to all of its known creditors and interest holders entitled to receive notice pursuant to Section 1125 of the United States Bankruptcy Code, 11 U.S.C. Section 101 et seq. (hereinafter referred to as the "Bankruptcy Code").
 This Disclosure Statement does not contain a complete or exhaustive description of the Plan, or the history or financial condition of the Debtor; nor does it include all provisions of the Bankruptcy Code or other
matters which might be deemed significant by Creditors.    Rather, the purpose
of this Disclosure Statement is to provide creditors and interest holders of the Debtor in reasonable detail with such information as will enable creditors and interest holders to make a reasonably informed decision in exercising the right to vote on the Debtor's Plan of Reorganization (the "Plan").

NO REPRESENTATIONS CONCERNING THE DEBTOR, PARTICULARLY INCLUDING THOSE RELATING TO THE BUSINESS OPERATIONS, VALUE OF PROPERTY OR ASSETS, CREDITORS' CLAIMS OR ANY SECURITIES OR PROPERTY TO BE ISSUED OR DISTRIBUTED UNDER THE PLAN, INCONSISTENT WITH ANYTHING CONTAINED HEREIN HAVE BEEN AUTHORIZED BY THE DEBTOR.

The information contained in this Disclosure Statement has not been the subject of a certified audit or independent review. The records kept by the Debtor rely for their accuracy upon bookkeeping performed both internally and by outside accountants

The following documents accompany this Disclosure Statement:

Exhibit "A"         -    Debtor's Plan of Reorganization

Exhibit "B"         -    Form of Ballot

Exhibit "C"         -    Balance Sheet & P&L Statements, April 20,
                               2000, June 30, 1999 and June 30, 1998.

Exhibit "D"          -   Balance Sheet of June 30, 2000, and Income
                                Statement for the two and one-half months
                          from April 21 through June 30, 2000

Exhibit "E"          -   Balance Sheet of December 31, 2000, and
                               Income Statement for the six months ending
                          December 31, 2000

Exhibit "F"          -   Cash Flow Projection   3 years

Exhibit "G"          -    List of Disputed Claims

Exhibit "H"          -   Letters from prospective customers



                                 III

                          CONFIRMATION PROCEDURES

A.   Manner of Voting

All creditors and interest holders entitled to vote on the Plan may cast their votes for or against the Plan by completing, dating, signing and causing the Ballot form accompanying this Disclosure Statement (a copy of which is attached as Exhibit "B") to be returned by ____________________, 2001, by 5:00 p.m. to: Clerk of the U.S. Bankruptcy Court, 50 Walnut Street, Newark, NJ 07102-2506.

B.   Confirmation of the Plan

1.   Solicitation of Acceptances

This Disclosure Statement has been approved by the Bankruptcy Court in accordance with Section 1125 of the Bankruptcy Code and is provided to each creditor whose claim has been scheduled by the Debtor or who has filed a proof of claim against the Debtor and to each interest holder of record as of the date of approval of this Disclosure Statement. A disclosure statement must provide "adequate information" so that a person may sufficiently form his or her decision to vote for or against the proposed plan of reorganization. The term "adequate information" is statutorily defined by the Bankruptcy Code to mean information of a kind, and in sufficient detail, about a debtor and its operations that would enable a "hypothetical reasonable investor typical of holders of claims or interests" to make an informed judgment about accepting or rejecting a plan of reorganization, 11 U.S.C. Section 1125 (a). The persons to whom a disclosure statement must be provided include (i) persons and entities that have filed proofs of claim against the debtor; (ii) persons whose claims the debtor has scheduled in its Petition and Schedules as not holding disputed, contingent or unliquidated claims; (iii) persons holding equity interests; and (iv) persons who qualify as parties in interest. Under the Bankruptcy Code, your acceptance of the Plan may not be solicited unless you receive a copy of this Disclosure Statement prior to or concurrently with such solicitation.

2.   Persons Potentially Eligible to Vote on the Plan

In determining acceptance of the Plan, votes will only be counted if submitted by a creditor whose claim is duly scheduled by the Debtor as undisputed, non-contingent and unliquidated, or who, prior to the hearing on confirmation of the Plan, has filed with the Court a proof of claim which has not been disallowed or suspended prior to computation of the votes on the Plan. The Ballot Form which you receive does not constitute a proof of claim If you are in any way uncertain whether or if your claim has been correctly scheduled, you should check the Debtor's Schedules which are on file in the Bankruptcy Court at the office of the Clerk located at the Federal Building, 50 Walnut Street, 3rd Floor, Newark, New Jersey. The Clerk of the Bankruptcy Court will not provide this information by telephone.

3.   Ballots

After fully and carefully reading this Disclosure Statement and the accompanying Plan, a creditor should cast his or her vote by detaching the Ballot provided herewith as Exhibit "B," checking the appropriate box and signing the Ballot where indicated. To register your vote on or before December 31, 2000 at 5:00 p.m., you must execute the Ballot and mail it to the following person: Clerk of the U.S. Bankruptcy Court, 50 Walnut Street. Newark, NJ 07102-2506. To be effective, your Ballot must be received on or before December 31, 2000 at 5:00 p.m. Facsimile or telecopied ballots will not be accepted.

PLEASE NOTE THAT THE APPROVAL OF THIS DISCLOSURE STATEMENT BY THE
BANKRUPTCY COURT DOES NOT CONSTITUTE A RULING ON THE MERITS, FEASIBILITY OR DESIRABILITY OF THE PLAN. HOWEVER, DEBTOR URGES THAT CREDITORS ACCEPT THE PLAN BECAUSE IT BELIEVES IT TO BE BOTH FAIR AND EQUITABLE AND TO BE IN THE BEST INTEREST OF ITS CREDITORS.

4.   Hearing on Confirmation of the Plan

The Bankruptcy Court will set a hearing to determine whether the Plan has been accepted by the requisite number of creditors and interest holders and whether the other requirements for confirmation of the Plan have been satisfied. Each creditor and interest holder will receive, either with the Disclosure Statement or separately, the Bankruptcy Court's Notice of Hearing on confirmation of the Plan.

5.   Acceptance Necessary to Confirm the Plan

At the hearing on confirmation of the Plan, the Bankruptcy Court must determine, among other things, whether the Plan has been accepted by each impaired class. Under Section 1126 of the Bankruptcy Code, an impaired class is deemed to have accepted the Plan if at least two-thirds in amount and more than one-half in number of the allowed claims or interests of the class members who have voted to accept or reject the Plan have voted for acceptance of the Plan.

Further, unless there is unanimous acceptance of the Plan by the members of an impaired class, the Bankruptcy Court must also determine that, under the Plan, such class and its members will receive property of a value, as of the Effective Date of the Plan, that is not less than the amount that such class members would receive or retain if the Debtor were liquidated under Chapter 7 of the Bankruptcy Code on the Effective Date of the Plan Notwithstanding the foregoing, Section 1126(f) of the Bankruptcy Code provides that a class which is not impaired under a Plan is deemed to have accepted the Plan and solicitation of acceptances with respect to such class that is not impaired is not required.

6.   Confirmation of Plan Without Necessary Acceptances

The Plan may be confirmed even if it is not accepted by all of the classes if the Bankruptcy Court finds that the plan does not discriminate unfairly against and is fair and equitable as to such nonassenting class or classes. This procedure is authorized by Section 1129(b) of the Bankruptcy Code and requires that, among other things, the claimants or interest holders in the impaired classes must either receive the full value of their claims (or, as to interest holders, value equal to the greatest, of, (i) the allowed amount of any fixed liquidation preference, (ii) any fixed redemption price to which said holder is entitled, or (iii) the value of such interest) or, if they receive less, no class with junior liquidation priority may receive anything on account of their Pre-Chapter 11 petition claims or interests.
Section 1129(b) of the Bankruptcy Code is a complex statutory provision, and this brief summary is not intended to be a complete statement of the law. The Debtor may choose to rely upon this provision to seek confirmation of the Plan if it deems it to be appropriate.

C.   Alternatives to Confirmation and Effect on Creditors

If the Plan is not confirmed, the Court may, under Section 1112 of the Bankruptcy Code, either continue the matter for the proposal of a new or modified Plan, dismiss the case, or convert the matter to a liquidation proceeding under Chapter 7 of the Bankruptcy Code. The Debtor believes that it is in the best interests of creditors that the proposed Plan be confirmed.

THE DEBTOR STRONGLY RECOMMENDS A VOTE "FOR ACCEPTANCE" OF THE PLAN.

                                     IV

                    HISTORY AND DESCRIPTION OF BUSINESS

Prime Contracting Corp is a New Jersey corporation, engaged in the construction of facilities for the installation of highly specialized medical equipment (MRI, C.A.T. Scan, Radiology/Fluoroscopy, Cardiac Catheterization Labs, P.E.T. Scan, etc.) in hospitals, clinics, and freestanding medical offices. Prime has been in business over 25 years. Its main source of business is companies which make or sell this equipment who refer their customers to Prime for its installation. It occupies 3600 square feet of office space at 681 Chestnut Street, Union, New Jersey at $2,407 per month (includes real estate taxes); the lease expires November 1, 2004, and has been assumed by the debtor pursuant to a Bankruptcy Court Order. This lease, at $8 per square foot per year, is below market rate.

In July, 1997 Summit Bank cancelled its $200,000.00 credit line, thus requiring Prime, in January, 1998 to enter into a loan agreement with NGF Investment Corp. to borrow working capital, secured by its accounts receivable at 14.5% per annum interest. There is presently outstanding $214,672 owed to
NGF with respect to this loan.   ADS Investments, a company owned by Aron
Scharf and Oak Knoll Investment Corp., a company owned by Alice Findlay, have substantial outstanding loans to NGF.

     Cost over-runs on several large construction projects produced heavy losses during 1999, and in the first four months of this year, seriously hampering Prime's ability to meets its obligations. In addition, delays in implementation of two major projects negatively affected prime's projected plans during 1999.

     In February, 2000, Stephen Findlay, former President of Prime, obtained an arbitration award of $186,419.00 against Prime, for severance pay pursuant to his employment agreement; a judgment and levy in the amount of $200,301.55 against prime by Nasco Heating & Air Conditioning, Inc., a subcontractor, precipitated the filing of this Chapter 11 proceeding on April 20, 2000. The levy has since been set aside by consent order.

     Since filing its petition, Prime has operated profitably. Contract revenues earned from April 20 to December 31, 2000, were $1,154,070 and net income was $63,965 (Exhibits "D" and "E"). It has reduced its staff from 16 to 6 persons, retaining Aron Scharf as President and two key experienced project managers, Peter Ferraro and Peter Walz. Peter Walz is presently on sabbatical and will return to the company as his services are required. Prime retains the capability, even with this reduced staff, to process $3 to $4 million per year in sales.

     Prime enjoys an excellent reputation in the specialized medical construction field. One of Prime's principal sources of business has been referrals from General Electric Company. Prime has projects on hand with General Electric for over $600,000. A second major project for over $2,000.000.00 has been confirmed by Raritan Bay Medical Center, but commencement has been delayed for 6 months. Prime is also developing proposals on a number of other medium size projects which represent potential revenues totaling between $150,000 and 1.6 million and $150,000 to $200,000 in profits after allocated overhead expenses. Companies which have encouraged Prime to bid on projects include Philips Medical Systems, Med-Space Incorporated, R.F. Management Corporation, Medical Marketing Management, and Modern Medical Modalities. (See Exhibit "H"). The viability of all of these projects will depend on the early confirmation of a Plan of Reorganization, in order for Prime to retain its credibility with its customers.

     In December, 1995, Hamilton-McGregor International, Inc. acquired 100% of the outstanding capital stock (45.5 shares of no par value common stock) of Prime, from Modern Medical Modalities, a related entity. The terms of the acquisition agreement, as modified in March 1996, called for payment of $200,000 upon execution and a $1,000,000 interest-bearing note at prime plus one percent, with a principal payment of $600,000 due on October 27, 1997, and $400,000 on April 27, 1998. On March 3, 1998, Hamilton-McGregor restructured the promissory note payable for the purchase of Prime as follows: $200,000 to be paid by Prime on a monthly basis over 36 months, with interest accruing at prime plus one percent; plus a 36-month option to purchase 250,000 shares of Hamilton-McGregor stock at $0.05 per share. As of April 20, 2000, the balance due on said note was $202,515. Hamilton-McGregor proposes to become a publicly traded issuer of securities with its securities to be registered under Section 12(g) of the Securities Act of 1934, and has filed a general form for such registration with the Securities Exchange Commission.

                                     V
                              STATUS OF CASE

     The petition was filed April 20, 2000. A creditors' committee was appointed by the US Trustee. It has selected Wasserman, Jurista & Stolz as its counsel. The court has entered a Cash Collateral Order permitting Prime to utilize cash from its accounts receivable pursuant to a budget for operations, subject to the security interest of NGF Investment Corp. in the principal amount of approximately $179,000 as of the petition date. Additional loans were made by NGF to Prime during the first three weeks following April 20 to enable Prime to cover payroll and other emergency obligations, in the amount of $40,283.00. The creditors' committee has reserved the right to challenge this security interest, but has agreed to withdraw this reservation upon confirmation of the Plan and subordination of the NGF security interest to creditors' claims under the Plan. Since filing the petition Prime has operated profitably and continues to collect pre-petition accounts receivable in the normal course. As of December 31, 2000, total accounts receivable were $386,398 of which approximately $65,419 is deemed by debtor to be doubtful. Post-petition accounts payable as of December 31, 2000, were $88,006 and cash on hand was $105,785.

                                    VI

                           FINANCIAL INFORMATION

     Annexed hereto marked Exhibit "E" is the balance sheet and monthly profit and loss statement for Prime for the six months ending December 31, 2000. The debtor is current on post-petition obligations. All pre-petition and post-petition tax returns have been filed or are on extension.
 The Balance Sheet can be summarized as follows:
          Current Assets                           $   760,573
          Property and Equipment                   $    30,462
          Total Assets                             $   760,573

          Current Liabilities    ..                 $    115,536*
           Long-Term Liabilities                    $  1,486,514**
     Total Liabilities                         $  1,782,050

           Assets less liabilities                  $  1,021,477

*does not include $180,000 due to parent; these liabilities represent sums owed to sub-contractors and suppliers for goods delivered and work performed on projects after April 20, 2000.

**all long-term liabilities are pre-petition except $38,860 due NGF.

                                    VII

                       PENDING CLAIMS AND LITIGATION

The debtor has listed or there has been filed a total of $25,178 in priority claims and $1,471,493 in unsecured non-priority claims. In addition, there is a secured claim to NGF Investment Corp of $179,000 pre-petition and $40,283 post petition. The debtor intends to dispute $754,574.54 of the unsecured non-priority claims. Annexed hereto marked Exhibit "F" is a list of these claims and the nature of the disputes. There are $9,734.34 in unpaid pre-petition tax claims and $4,583.37 in unsecured general tax claims. There is one priority wage claim for $4,300.00 and a priority claim of the State of New Jersey for $6,561.87. Debtor does not anticipate challenging any claims based on alleged "insider" status.

     The debtor has recently received information that Stephen Findlay may have concealed information regarding breaches of the restrictive covenants in his employment agreement which was the subject of the arbitration award of $186,419 obtained in February, 2000 against Prime. Debtor intends to challenge Findlay's $186,146 claim on the ground that it was obtained through fraud. The Creditors' Committee has filed an adversary proceeding alleging various fraudulent conveyances and insider preferences to a number of individuals and companies. Debtor believes there is no substance to these claims and they will be unsuccessful. In the event the Plan is confirmed, the Creditors' Committee has agreed to dismiss this proceeding without prejudice. The defendants have agreed to an extension of the Statue of Limitations with respect to the claims of the lawsuit until the completion of the Plan.

                                   VIII

                      PRESENT AND PROJECTED EARNINGS

     The Operating Statement for the period from April 21, 2000 through June 30, 2000, showed sales of $359,156 and net income of $2,878.

     Prime projects cash flow following reorganization between $102,977 and $279,640 per year for the next three years. This is based upon projected sales of $2,958,000 to $3,416,490 per year. Cash flow during the ensuing two years is anticipated to be commensurate with the preceding periods.

     Annexed hereto marked Exhibit "E" is a three-year cash flow projection.

                                    IX

                           LIQUIDATION ANALYSIS

     It is estimated that a liquidation of the debtor under Chapter 7 of the Bankruptcy Code would produce the following result (based upon December 31, 2000, figures):

     Equipment & Materials                                $   25,000
     Contract Receivables                                 $  320,979**
     Cash                                                 $  105,785
     Other Current Assets                                 $   12,784

     Total Assets                                         $  464,658

     Priority Claims:
     Expense of Administration                            $  180,000
     Estate Current Liabilities                           $   93,336*
     Other Priority Claims                                $   25,178
     Total Priority Claims                                $  298,514

     Secured Claims                                        $ 219,283
     Total Priority and Secured Claims                     $ 517,797

*Post-petition claims of subcontractors and suppliers for goods sold and work performed after April 20, 2000.

**After allowance for uncollectible accounts.

The value of equipment and material is based on the debtor's estimate of forced sale value. Administration expenses include $45,000 to counsel for the debtor, $65,000 to counsel for the creditors' committee, $45,000 to accountants for the creditors' committee and $25,000 for trustees fees and fees to counsel for the trustee. Priority claims are pre-petition taxes and wages. The distribution to creditors would not be affected if this case was consolidated with Hamilton-McGregor International, Inc. since the parent company has no net assets. The result of liquidation would be a shortfall of $53,000 and no distribution to general unsecured creditors.
                                     X

                                MANAGEMENT

Aron Scharf is the President of Prime. Hamilton-McGregor International, Inc., is the 100% shareholder of Prime. Hamilton-McGregor is a reporting company pursuant to the Securities Exchange Act of 1934 with more than 25 shareholders and approximately 5.4 million outstanding shares. R.F. Management of Parsippany, New Jersey, owns less than 50% of Hamilton's stock, and Roger Findlay, of Mendham, New Jersey owns 15.6% of Hamilton's stock. Roger Findlay also owns approximately 10% of R.F. Management's stock. Another 10% of R.F. Management's stock is owned by a company controlled by Roger Findlay's wife, Alice. Aron Scharf owns 2.5% of R.F. Management's stock and 2.7% of Hamilton's stock. Aron Scharf was appointed President of Prime this year, replacing Otto Von Eilbergh, who continues as a consultant to Prime. Mr. Scharf was a co-founder of Modern Medical Modalities Corp. ("MMM") in 1989, and served as consultant and business manager to MMM until 1992. He returned to MMM from 1996 until 1997. He was responsible for financial projections and planning, cash flow analysis and consultation. He was appointed to the Board of Directors of RF Management Company in 1998. Mr. Scharf received both a B.A. in Business and a B.S. in Industrial Engineering from Rutgers College, in New Brunswick, New Jersey. He went on to earn his Masters in Operations Research from Rutgers University and an MBA from Fairleigh Dickenson University. From 1974 to 1982, he was employed by Johnson and Johnson domestic operating company as a financial planner, financial forecaster and marketing manager. When he left J&J, Mr. Scharf opened MicroAge Computers, a retail computer store and founded Sunrise Multi-Marketing, a sales and leasing company specializing in computer equipment. He served as president of Fidelity Telecom Group from 1993 until his return to MMM in 1996.
                                    XI

                SUMMARY OF PROPOSED PLAN OF REORGANIZATION

     The Plan divides claims and interests as follows:

     1.   Administrative Claims and Expenses   to be paid in full upon
confirmation.

     2.   Tax Claims   to be paid in full prior to six years from the date of
assessment.

     3.   General Unsecured Claims (Class 1)   to be paid as follows:
$100,000 per year, paid semi-annually, with the first payment to be made one hundred eighty (180) days after the effective date to allowed Class 1 claims on a pro-rata basis for five years for a total of $500,000. This will result in a distribution of between 37% and 40% to unsecured creditors, depending on the outcome of anticipated challenges to claims. The payments to Class 1 creditors will be accelerated each year to the extent of 50% of after-tax profits not to exceed $25,000 in accelerated payments in any calendar year. The amounts owed to Class 1 creditors will be secured by a first lien on debtor's accounts receivable, subordinated only to secured loans obtained by debtor from regular commercial lenders for working capital to support specific projects.

     4.   Claims of Secured Creditors (Class 2)   The secured creditor will be
paid in full with interest at 12% per annum monthly from the date of confirmation; payment of principal of the Class 2 claim will be made as follows: no portion of its claim, except for current interest at 12% per annum will be paid until after the payment of the distribution of $500,000 is made to all Class 1 creditors. In the event of a default of payments to unsecured creditors under the Plan, no interest payments will be made to the
Class 2 creditor until the default is cured.   The Class 2 creditor will
subordinate its security interest to the security interest granted to Class 1 creditors, and also to secured loans obtained from commercial lenders for working capital for identified projects. The amount due the Class 2 claimant will be calculated on the basis of annual interest at 12.5% for all principal loaned prior to confirmation, and 12% per annum after confirmation.

5. All other interests including stock interests in Prime (Class 3) are unaffected by the Plan. Class 3 is unimpaired; Classes 1 and 2 are impaired.

     Prime shall retain all of its property and shall operate its business during the period of the Plan. The funds for implementing and carrying out the Plan shall be provided by Prime's business operations. All executory contracts or unexpired leases of Prime not previously assumed or rejected will be rejected. Claims for damages resulting from such rejection shall be included in Class 1. Quarterly signed operating statements will be provided to the Unsecured Creditors' Committee until all Class 1 claims are paid, and the Unsecured Creditors' Committee will have the right to review periodically the books and records of Prime. Modern Medical Modalities will forbear from payment of all outstanding obligations due it from Hamilton-McGregor until all payments due to Class 1 creditors have been made.

                                    XII
                         MISCELLANEOUS PROVISIONS

A. Retention of Jurisdiction. The Court shall retain jurisdiction of the case pursuant to the Code, until the final allowance or disallowance of all claims affected by the Plan. The Court shall retain jurisdiction to implement the provisions of the Plan in the manner as provided by Section 1142 of the Bankruptcy Code.

B. Good Faith. The Debtor believes that it has proposed this Plan in good faith and not by means forbidden by law.

C. Amendments and Modifications to Plan. Section 1127 of the Bankruptcy Code permits the Plan proponent to alter, amend or modify a plan of reorganization before or after the Confirmation Date. Debtor reserves the right to amend or modify this Plan before or after the Confirmation Date.

D. Objections to Confirmation. The Bankruptcy Court will schedule one or more hearings to consider any objections filed regarding confirmation of debtor's Plan. Any objections to confirmation of the Plan must be in writing, within the time established by the Court, and filed with the Bankruptcy Court and served upon counsel for the debtor at:

     Arthur H. Miller, Esq., c/o Miller & Miller, P.A., 96 Paterson Street, New Brunswick, NJ 08901-2175.

Rule 9014 of the Federal Rules of Bankruptcy Procedure governs objections to the confirmation of a reorganization plan.

                                   XIII

                 PROCEDURES FOR RESOLVING CONTESTED CLAIMS

A.   Objections To Claims To Be Filed Within 60 Days After Confirmation.
Prior to or after the Confirmation Date, objections to Claims against the Debtor and its estate shall be made by Debtor. Such objections shall be served upon each holder of each of the Claims to which objections are made and filed with the Bankruptcy Court as soon as practicable, but in no event shall such objections be filed later than 60 days after the Confirmation Date.

B. Payment Upon Resolution Of Contested Claims. Except as may otherwise be agreed with respect to any contested Claim, no payments or distributions shall be made with respect to all or any portion of a contested Claim unless and until all objections to such contested Claim have been determined by a Final Order. Payments and distributions to each holder of a contested claim, to the extent that it ultimately becomes an Allowed Claim, shall be made in accordance with the provisions of the Plan with respect to the class in which the holder of such Allowed Claim belongs.

Notwithstanding any other provision of this Plan, the Distributing Agent shall withhold from the property to be distributed under this Plan on account of contested Claims and shall place in escrow an amount sufficient to be distributed on account of the face amount of Claims that are disputed and that have not been Allowed Claims or resolved by consent of the creditor as of
the Effective Date of the Plan.   For purposes of this Plan,  "face amount" of
a claim shall mean the amount set forth on the Proof of Claim, or, if no such proof of claim has been filed, the amount of such claims as set forth on the Schedules which are designated as not being disputed, contingent or unliquidated.
                                                  PRIME CONTRACTING CORP.

                              By:______________________
                                   ARON SCHARF, President
Dated:   March 2, 2001




MILLER & MILLER, P.A.
Attorneys for Debtor
96 Paterson Street
New Brunswick, NJ  08901
(732) 828-2234
Arthur H. Miller, Esq. #AM5238
__________________________________________________________________

In re:                   :      UNITED STATES BANKRUPTCY COURT
                                DISTRICT OF NEW JERSEY
PRIME CONTRACTING        :
CORP.                           Chapter 11
               :
                                Case No. 00-34073 (WFT)
               Debtor.   :
________________________

                      BALLOT FOR ACCEPTING OR REJECTING
               DEBTOR'S THIRD MODIFIED PLAN OF REORGANIZATION

     The Third Modified Plan of Reorganization filed by Prime Contracting Corp., (the "Debtor") on November ______, 2000 (the "Plan"), and referred to in this Ballot, can be confirmed by the Bankruptcy Court and therefore made binding upon you if the Plan is accepted by Holders of two-thirds (2/3) in amount and more than one-half (0.5) in number of claims in each Class actually voting on the Plan. In the event the requisite acceptances are not obtained, the Bankruptcy Court may nevertheless confirm the Plan if it finds that the Plan is fair and equitable in its treatment of a rejecting Class. Please read this entire Ballot and complete all sections pertaining to your Class. Pursuant to the terms of the Plan, only creditors with claims in Classes 1 and 2 of the Plan are impaired and may vote on the Plan.
Creditors with claims in Class 3 are unimpaired under the Plan and may not vote on the Plan.
     TO HAVE YOUR VOTE COUNT, YOU MUST COMPLETE AND RETURN THIS BALLOT TO THE DEBTOR AT THE ADDRESS AND BY THE DATE SET FORTH BELOW. THE DEBTOR RESERVES ALL OF ITS RIGHTS TO OBJECT TO CLAIMS SUBSEQUENT TO CONFIRMATION. FURTHER, THE DEBTOR WILL SEEK TO HAVE THE PLAN CONFIRMED OVER THE OBJECTION OF ANY NON-ACCEPTING CLASS OF CREDITORS.

1. HOLDERS OF CLAIMS AGAINST THE DEBTOR: The undersigned, a creditor of the Debtor in Class 1 or 2 under the Plan, holding a claim in the unpaid principal amount of $________________ (fill in the amount of the claim and check appropriate line)

     ________________ ACCEPTS           _______________ REJECTS

     the Plan filed herein by the Debtor.

2.   __________________________________________
          (Name of Creditor   please print)

3.   __________________________________________
          (Name of Company   please print)

     __________________________________________

     __________________________________________
          (Address)

4.   __________________________________________
          (Signature)

5.   __________________________________________
          (Title)

6.   __________________________________________
          (Taxpayer ID Number   no distribution can
            be paid unless this item is completed)

CORPORATION: If Claimant is a corporation, print name and address of corporation on lines 2 and 3; officer of corporation signs on line 4, print title of officer, i.e. "President", on line 5; and print tax identification number on line 6.

PARTNERSHIP: If Claimant is a partnership, print name and address of partnership on lines 2 and 3; a partner signs own name on line 4; print "Partner" on line 5; and print tax identification number on line 6.

INDIVIDUAL: If Claimant is an individual doing business under own name, print name and address on lines 2 and 3; sign on line 4; print title, if any, on line 5 and list social security number on line 6.

TO BE COUNTED, THIS COMPLETED BALLOT MUST BE RETURNED BY HAND DELIVERY, OVERNIGHT MAIL OR REGULAR MAIL ON OR BEFORE 5:00 P.M.,
______________________________, TO:

               CLERK, U.S. BANKRUPTCY COURT
               50 WALNUT STREET
               NEWARK, NJ 07102-2506

BALLOTS THAT ARE RETURNED WITH MISSING INFORMATION WILL NOT BE COUNTED.


NO BALLOTS WILL BE ACCEPTED BY TELECOPIER.