Form 10KSB/A
period 2000-06-30
HAMILTON MCGREGOR INTERNATIONAL INC
filed 2001-05-23
CIK 1082253

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

     The Company has begun implementation of a restructuring plan for its subsidiary and believes this plan will make the Company profitable in future periods. Prime Contracting, the subsidiary, recently circulated its 4th Modified Disclosure Statement seeking approval for the Chapter 11 reorganization. This document is attached as exhibit 99.2 to the March 31, 2001 quarterly report. This plan includes a reduction of project managers and administrative personnel. Duties of those employees whose jobs were eliminated were reassigned to existing employees.

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


Item 2.   Description of Property.

     The Company presently maintains an office at 1719 Route 10, Suite 119, Parsippany, New Jersey 07054. The landlord, Northern New Jersey Management Corporation does not charge the Company for these offices as the current demands on the space are minimal.
As the Company's business expands and as its demand for office space increases, the Company will have to pay rent in the amount of $500 per month. The term of this lease is for a minimum of three years, the initial term of which expires in January 2002, with an option to renew for an additional two years. There is no affiliation between the Company and the landlord, Northern New Jersey Management Corporation.

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

Liquidity and Capital Resources.

     During fiscal 2000, the Company's losses from operations further depleted its cash position resulting in cash used in excess of cash generated by operating activities in the amount of $26,817. The Company increased its note payable from a related party to provide $21,756 in cash from financing activities.

     During fiscal 1999, the Company's losses from operations further depleted its cash position resulting in cash used in excess of cash generated by operating activities in the amount of $110,183. The Company increased its note payable from a related party to provide $97,452 in cash from financing activities.

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



         HAMILTON-MCGREGOR INTERNATIONAL, INC. AND SUBSIDIARY
                Consolidated Statements of Cash Flows
              For the Years Ended June 30, 2000 and 1999

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


Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

     (a) Security ownership of certain beneficial owners. The table below identifies any individual (including any "group") who is known to the Company to be the beneficial owner of more than five percent of any class of the small business issuer's voting securities:

Title of       Name and address       Amount and nature   Percentage
class          of beneficial          of beneficial       of class
               Owner                  ownership(1)

Common         RF Management(2)       2,905,400           52.00
               1719 Route 10
               Suite 119,
               Parsippany NJ

Common         R. Findlay             874,000             15.64
               29 Oak Knoll Road     (3,779,400)(3)      (67.64)
               Mendham, NJ 07945

Common         A. Milleren            450,000             8.05
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

          1) Roger Findlay owns 354,000 shares of RF Management.

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

          3) Aron Scharf owns 210,000 shares of RF Management.

          4) Jan Goldberg owns 120,000 shares of RF Management.

          5) Gregory C. Maccia owns 120,000 shares of RF
          Management.

          6) Wayne P. Miller owns 40,000 shares of RF Management.

     (3) If Roger Findlay, by virtue of his and his wife's holdings in R.F. Management (998,000 shares out of the total of 3,460,833) is deemed to be in control of R.F. Management, then the 2,905,400 shares owned by R.F. Management may be considered
"beneficially owned" by Roger Findlay.


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

     The Fourth Modified Disclosure Statement for the Prime Contracting (subsidiary) chapter 11 bankruptcy case was submitted to the creditors on March 2, 2001. A copy of the Disclosure Statement is attached to this annual report as Exhibit 99.2.


                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


              HAMILTON-MCGREGOR INTERNATIONAL, INC.
                           (Registrant)


Date:  May 23, 2001          By:  /s/ Aron D. Scharf
                             Aron D. Scharf, President
                             Chairman, Treasurer


Date:  May 23, 2001          By:  /s/ Wayne P. Miller
                             Wayne P. Miller,
                             Director



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  May 23, 2001          By:  /s/ Aron D. Scharf
                             Aron D. Scharf, President
                             Chairman, Treasurer


Date:  May 23, 2001          By:  /s/ Wayne P. Miller
                             Wayne P. Miller,
                             Director




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
                         Income Statement for the two and one-half months from April 21 through June 30,2000

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

     4.   Claims of Secured Creditors (Class 2)   The secured
creditor will be paid in full with interest at 12% per annum monthly from the date of confirmation; payment of principal of the Class 2 claim will be made as follows: no portion of its claim, except for current interest at 12% per annum will be paid until after the payment of the distribution of $500,000 is made to all Class 1 creditors. In the event of a default of payments to unsecured creditors under the Plan, no interest payments will be
made to the Class 2 creditor until the default is cured.   The
Class 2 creditor will subordinate its security interest to the security interest granted to Class 1 creditors, and also to secured loans obtained from commercial lenders for working capital for identified projects. The amount due the Class 2 claimant will be calculated on the basis of annual interest at 12-1/2% for all principal loaned prior to confirmation, and 12% per annum after confirmation.
5.   All other interests including stock interests in Prime
(Class 3) are unaffected by the Plan. Class 3 is unimpaired; Classes 1 and 2 are impaired.

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